Form 10KSB
period 2001-08-31
3W CYBER LOGISTICS INC
filed 2002-02-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2001

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-32525

3W Cyber Logistics, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0409155 (I.R.S. Employer Identification No.)
1208 - 808 Nelson Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6Z 2S1 (Zip Code)

Registrant's telephone number, including area code (604) 683-8018

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]     No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

There is no public trading market for our common shares in the United States or elsewhere.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of February 1, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

Introduction

3W Cyber Logistics, Inc. is a software development company specializing in the development of an internet-based cargo logistics system. Our corporate and head office is located at 1208 - 808 Nelson Street, Vancouver, British Columbia, Canada V6Z 2S1. Our telephone number is (604) 683-8018 and our facsimile number is (604) 688-6313.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "3W Cyber" means 3W Cyber Logistics, Inc., unless otherwise noted.

Business Development During Last Three Years

We were incorporated under the laws of the State of Nevada on September 24, 1996, under the name M+T Nursing Services. On September 29, 1999, we changed our name to 3W Cyber Logistics, Inc. By resolution of our shareholders and our board of directors, we effected a forward split on a 100:1 basis for all shareholders of record on September 29, 1999. Prior to the forward split, we had 20,000 shares issued and outstanding. After the forward split, we had 2,000,000 shares issued and outstanding. On June 15, 2000, we filed a Certificate of Amendment of Articles of Incorporation (which we subsequently corrected by filing a Certificate of Correction on January 23, 2001), increasing our authorized capital stock from 25,000 shares to 100,000,000 shares, and increasing the then issued and outstanding shares from 20,000 to 2,000,000.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Prior to July 11, 2000, we operated as a development stage company or an inactive shell company. Prior to July 11, 2000, we were seeking to either identify a suitable business opportunity or enter into a suitable business combination.

On July 11, 2000, we entered into an agreement with Farrington International, Inc. ("Farrington"), a British Virgin Islands company, pursuant to which we purchased the computer hardware and software which we now use for the business of our company. We issued 6,000,000 of our common shares to Farrington and as a result Farrington, at that time, owned 75% of our issued and outstanding shares. For further details on this transaction, see the section entitled "Business of 3W Cyber Logistics, Inc.". The agreement with Farrington was accounted for as a recapitalization, since at the completion of this exchange with Farrington, Farrington controlled our company. Following the accounting for recapitalization, the financial statements subsequent to the closing of the exchange with Farrington are presented as a continuation of Farrington. Accordingly, our operations are consolidated with those of Farrington since the date of the acquisition of our company by Farrington. See Note 1 to the audited financial statements for the year ended August 31, 2001 for details on the accounting of the recapitalization.

On April 11, 2001, the 6,000,000 common shares of our company issued to Farrington were distributed to the following shareholders of Farrington: Shio Chau (Paul) Dunn as to 3,000,000 shares, Li Ying Yan as to 1,200,000 shares, Wai Yip Chu as to 900,000 shares and Gim Choon Teoh as to 900,000 shares. As a result, Farrington is no longer a 75% beneficial owner of the shares in the capital of our company, and no longer controls our company.

Business of 3W Cyber Logistics, Inc.

Prior to July 11, 2000, we operated as a development stage company. On July 11, 2000, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Farrington International Inc., pursuant to which we purchased all of Farrington's computer equipment and the rights to an internet-based cargo logistics system. The purchase price payable by us to Farrington for these assets pursuant to the Purchase Agreement was based upon the value of the computer equipment, estimated to be $150,000. Since the last private placement of our common shares prior to the date of the Purchase Agreement was effected at a price of $0.025 (after accounting for the forward split), we issued 6,000,000 shares to Farrington. Our board of directors approved the agreement on December 14, 2000 and we took possession of the hardware and software on that date. We issued the shares to Farrington on February 27, 2001. This was a related party transaction as Farrington is currently, and was at the time of the transaction, a private company of which 20% of the issued and outstanding shares are owned by Li Ying Yan, one of our directors, 50% of the issued and outstanding shares are owned by Paul Shio Chau Dunn, our President and one of our directors and 15% of the issued and outstanding shares are owned respectively by each of Wai Yip Chu and Gim Choon Teoh, each of whom is one of our key employees. Paul Dunn negotiated the Purchase Agreement on behalf of Farrington and Li Ying Yan negotiated on our behalf. Both parties agreed that the purchase price of 6,000,000 common shares was a fair and reasonable purchase price because it represented only the cost of the computer equipment being purchased, estimated at $150,000, divided by $0.025, being the price per share that we last sold our common shares to other shareholders (after accounting for the forward split). Farrington sold the assets to us because Paul Dunn anticipated the need to obtain financing in the future, and wished to raise such financing through a U.S. domestic corporation.

Because Farrington obtained control (75%) of our company as a result of the closing of the Purchase Agreement and the issuance of the 6,000,000 common shares, the Purchase Agreement was accounted for as a recapitalization. Following the accounting for recapitalization, the financial statements subsequent to the closing of the Purchase Agreement are presented as a continuation of Farrington. Accordingly, our operations were consolidated with those of Farrington from the date of the acquisition of our company by Farrington. See Note 1 to the audited financial statements for the year ended August 31, 2001 for details on the accounting of the acquisition.

On July 11, 2000, we began operations, and continue to operate, as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. We have entered into licensing agreements with Wice Marine Services Ltd. (in Hong Kong), AA Freight Forwarding Inc. (in Taipei, Taiwan) and Wice Freight Services Inc. (in New York), copies of which are attached to this annual report as exhibits. Paul Shio Chau Dunn, our President and one of our directors, is the managing director of Wice Marine Services Ltd. and Wice Freight Services Inc.

Industry Description: Traditional Freight Forwarding Systems

Freight forwarding companies and logistics operators typically utilize between 15 and 20 agents, affiliates and associate companies worldwide to conduct their daily business. The nature of the freight forwarding industry dictates that each individual shipment may be handled numerous times, by many different organizations, prior to reaching its final destination. For each cargo transaction, a minimum of five entities are involved:

1. the customer in the shipping country;

2. the forwarder in the shipping country;

3. the carrier between the shipping country and the destination country;

4. the forwarder in the destination country; and

5. the customer in the destination country.

Presently, each of these five entities typically utilizes an independent processing and tracking system, making the shipment difficult to track on an ongoing, real time basis. In addition, the typical freight forwarding process presently produces large volumes of paperwork, leading to increased costs and the possibility of human error, and generally slowing the dissemination of information.

The Cargo Logistics System

In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we are continuing the development of the internet-based cargo logistics system initiated by Farrington. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts.

Freight forwarders in both the shipping and receiving countries will access the same centralized database and will therefore have access to the same real time information. Our cargo logistics system will also be capable of providing and processing all cargo handling documentation and allowing the shipper, the receiver and all other related parties to track the shipment, provided that they have an enabled user account and password. Our cargo logistics system is modeled on air/ocean cargo shipping and tracking procedures and will provide the following advantages to its users:

- Decreased usage costs: the cost to each customer will be limited to the number of modules of our cargo logistics system used by that customer;

- Decreased software costs: the user will not be required to pay for software upgrades or monthly system maintenance fees;

- Elimination of "networking" and "data center" costs: the customer's personal computer will not need to be internally networked in order to run our cargo logistics system, nor will the customer have to maintain a costly and complex data center, as our cargo logistics system will serve as the corporate data center;

- Elimination of the need for extensive software training: our cargo logistics system is designed using the latest graphical user interface technology and is designed to be both intuitive and user friendly;

- Increased capacity: our cargo logistics system will contain information to provide answers to the questions most frequently asked by companies in the freight forwarding industry. Using our cargo logistics system, companies will be able to access relevant information without contacting a customer service representative, which will effectively increase the capacity and efficiency of any organization using our cargo logistics system;

- Reduced operating costs: our cargo logistics system will reduce operating costs through the elimination of document handling procedures and a corresponding reduction in the amount of time required in managing the documentation process; and

- Improved customer service: our cargo logistics system will assist its users in providing superior customer service to their clients by enabling users to provide prompt and accurate responses to customer queries.

Marketing

We will market our cargo logistics system to corporations operating in the freight forwarding and cargo industries. We are currently developing a sales and marketing program outlining four phases of operation. We intend to offer our primary services, which are services that we have determined to be essential to the daily operations of commercial logistics operators. We will charge for the primary services that we offer to such logistics operators. We also intend to offer complimentary services which are not essential to the daily operations of commercial logistics operators but which will add value to users of our website, thus encouraging such operators to visit our website. We will offer these complimentary services at no charge with the aim of establishing our cargo logistics system as the industry standard for logistics information. Descriptions and examples of each of these service offerings are described below.

The first phase will involve the distribution to an initial corporate user group. The second phase will involve rapid development of our corporate base clients through a process of network marketing. The third phase will involve expanding our corporate base clients by using marketing methods such as trade shows and targeted advertising. These first three phases focus on the implementation, deployment and sale of our primary services. The fourth phase will involve the introduction of our complimentary services.

We intend to adopt the following strategies with respect to the direct marketing of our cargo logistics software:

1. advertising in international shipping and trade magazines such as Pacific Shipper and Shipping Gazette, and offering in each advertisement a 60 day free trial membership;

2. promoting our software at road shows by conducting seminars in major cities and ports, and by demonstrating our software to freight forwarders, customs brokers and cargo carriers at their place of business;

3. creating incentives for existing members (including usage fee discounts, commission or bonus point accumulation) based on the number of referrals they make, with the hope of inducing new memberships; and

4. promoting our software through strategic relationships within the freight forwarding industry, including airlines, ocean carriers and distribution warehouses, pursuant to which relationships we may agree to posting a link to one another's websites or interfacing cargo information and tracking.

Our Project Manager will head our sales and marketing group under the supervision of our President during Phase One. We intend to hire a second person to assist our Project Manager during Phase Two.

In order to facilitate adoption of our cargo logistics system, the first software modules developed for use by the corporate base clients (and eventually by all of our users) will implement existing universal standards and processes. These modules will include, among others:

- master airway bills;

- master bills of lading;

- house airway bills;

- house bills of lading;

- cargo booking charts;

- cargo manifests;

- loading plans and diagrams; and

- revenue summaries.

Subsequent system releases will introduce modules such as agency directories and quota utilization updates.

We intend to utilize the following pricing strategy at least through Phase One of the implementation of our cargo logistics software:

1. one time membership set up fee of $500.00;

2. documentation module fee of $0.50 per module;

3. annual data storage fee of $0.10 per module; and

4. program modification fee (optional) of $5.00 per item.

We anticipate that our services will be utilized in numerous international markets. In order to facilitate this complex process, we will concentrate on particular markets in a sequential fashion. This will allow us to successfully implement the standards and the practices of a particular country and to align these standards with existing universal standards and the practices of the United States. When developing the software for a particular market, we will consider issues including market specific port customs regulations, market specific duty tariffs, delivery orders and cargo releases. In order to ensure that the procedures and standards of a particular market are implemented, we intend to work closely with freight forwarding and cargo companies with extensive operations in the specific market under development. This partnership approach will greatly improve the likelihood of creating a software product that satisfies the requirements of clients operating within a particular region. Our existing partners and clients are presently assisting in the development of cargo logistics system software modules that will serve markets in the United States, Canada and a number of Asian countries.

Primary Services

Phase One

To date, a total of 36 companies worldwide have expressed an interest in utilizing our cargo logistics system. We released the first version of our cargo logistics software system on July 30, 2001. A third generation mobile communication technology has been incorporated into our software, and as a result, our cargo logistics software will be accessible not only by computer but also by third generation mobile phone and palm pilot users. Although our software was ready to be released in July, 2001, as of February 1, 2002, none of the 36 companies are using the software system. Although we originally anticipated that several or all of the 36 companies would be utilizing our cargo logistics software by September, 2001, we decided to conduct an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

Our assessment revealed that the companies currently developing software similar to our software will offer their customers services similar to those offered by our cargo logistics systems, although much narrower in scope and only within each company's respective network. These companies are building software modules, such as a shipping software and warehouse software modules, as opposed to a fully integrated system. In contrast, our cargo logistics system will be available to anyone with a personal computer or mobile device with an Internet connection and browser regardless of which shipping company or carrier the user chooses to utilize. In addition, as noted, our cargo logistics system is a fully integrated system, rather than a group of unconnected software modules. We have determined, however, that we should design our cargo logistics software to be more user friendly and have a quicker response time as users move from screen to screen within the system. We have also determined that our cargo logistics software should be able to link with or provide data to other independent accounting software packages currently used in the freight forwarding and cargo industries.

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freight Services (New York). We are using these installations to test our software with the view to uncovering any problems which may require modification or upgrades to our software.

At this time, we anticipate that any modifications and upgrades to our cargo logistics software will be completed by March, 2002, and at that time, we would be in a position to publicly release our software.

The agreements to be entered into by each of the 36 companies who have expressed an interest in utilizing our cargo logistics software will be uniform in nature, and contain the following material terms:

1. each agreement grants the licensee a one site, non-exclusive license for the use of our web-based cargo logistics software;

2. the initial deposit for a three month trial membership is $5,000;

3. at the end of the three month trial period, the licensee may:

a) proceed with a full membership, the cost of which shall be based on the following fee schedule:

i) one-time membership set up fee: $500.00

ii) program module usage fee: $0.50 per module;

iii) annual data storage fee: $0.10 per module

iv) program modification fee (optional): $5.00 per item

b) elect not to proceed with a full membership, following which 50% of the initial deposit will be refunded to the licensee; and

4. the agreement may be terminated at any time by the licensee by discontinuing use of the software, or may be terminated by the licensor upon breach of the agreement by the licensee.

To date, none of the 36 companies have executed agreements. We anticipate that we will not enter into any such agreements until we have further developed our cargo logistics software and such software is ready for public release, which we currently anticipate will be in March, 2002.

Phase Two

As noted, to date none of the initial 36 companies have executed agreements. We anticipate that we will not enter into any such agreements until we have received feedback and have further developed our cargo logistics software. We expect to complete the current round of modifications and upgrades to our cargo logistics software by March, 2002, and then, depending on the nature of the feedback, to further develop our cargo logistics software. After we have completed the further development of our software, we intend to approach the 36 companies with the view to having them commence utilizing our software. After several of these 36 companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these initial 36 companies. As previously noted, freight forwarding and logistics companies typically utilize a network of 15 to 20 agents. We feel that if properly motivated, these initial 36 companies could become an effective and influential sales tool for the cargo logistics system. We estimate that these initial 36 companies will provide access to between 500 - 700 potential clients, and that those potential clients could increase the usage of our cargo logistics system by between 27,500,000 to 38,500,000 module usages per year, calculated using the industry standard of approximately 55,000 module usages per client per year. Our phase two benchmark is based upon 500 new clients and transaction volume of 30,000,000 per year. To ensure that we have adequate technical support, and for hardware safety reasons, we have divided our phase two benchmark into two stages:

- Stage One: 250 new clients with a resultant transaction volume of 15,000,000 module usages per year by September, 2002; and

- Stage Two: 500 new clients with a resultant transaction volume of 30,000,000 module usages per year by March, 2003.

Our estimations for our phase two benchmarks are based upon a projection of 1,000 transactions (either air or ocean) for each small to mid-sized freight forwarder per month. Each such transaction would induce the use of at least five modules of our cargo logistics software. Therefore, over the course of a year, each small to mid-sized freight forwarder will potentially generate 60,000 module usages. We estimate that by phase two (Stage One), we will have 250 clients who as a group will generate approximately 15,000,000 module usages annually. Our estimate that we will have 250 clients by phase two (Stage One) is based on our projection that each of the initial 36 companies will have at least eight active agents within its business network.

We intend to elicit and review feedback from existing users and to enhance our software design and database hardware accordingly. This customer-focussed approach to business will ensure that companies utilizing our cargo logistics system continue to receive a valuable, high quality service. We intend to ensure that existing clients have received all necessary support services prior to the launch of the next benchmark.

Phase Three

Shortly after initiating our phase two network marketing campaign but prior to achieving all of the phase two benchmarks, we intend to initiate the third phase of the sales and marketing program, which will involve the pursuit of additional clients not necessarily associated with these initial 36 companies or their business contacts. We intend to employ the following sales and marketing techniques in the third phase:

- promoting our cargo logistics system on the internet with a 60 day free trial membership;

- advertising our website in all major shipping and trade magazines;

- conducting seminars in major cities and ports; and

- developing and releasing products that will provide "complimentary services"(as set out below).

Complimentary Services

Phase Four

The fourth phase involves the introduction of a number of complimentary services that we will provide at no charge. These complimentary services are designed to encourage both new and established users to access our website on a frequent basis. Most of the services will be provided free of charge, with the intention of establishing our website as the standard for information and services relating to the freight shipping and logistics industry. Some of the free information and services that we intend to offer include:

- a purchase order tracking system that will allow our clients to provide shipment information to actual exporters/ importers through our website;

- international port regulations that will provide our clients with information with respect to all major port customs clearance procedures, port regulations, duty tariffs and work calendars;

- carrier flight and shipping schedules that will show the monthly sailing schedules of all major ocean carriers and the international flight schedules of all major airlines;

- international shipping standards that will serve as a "mini-dictionary" defining common industrial standards such as weight and dimension regulations, oversize handling, overweight handling and dangerous goods and hazardous material handling;

- quota utilization update that will enable the user to review and update the status of all quota restricted merchandise; and

- an agency directory and enquiry that will allow our clients to search for working agents or partners among fellow clients on our website.

The development and release of these complimentary services will expand our original role as an "internet e-commerce provider" to that of an "internet presence provider". Following the anticipated utilization of these free services by both established and new users, we intend to implement a highly targeted web-based advertising service. Advertisement space will be sold to corporations wishing to access industry specific users who visit our website. We believe that because our website will be highly industry specific, we will be in a position to sell advertising space at a premium rate, thereby generating additional revenues.

The trading and shipping industries are dependent upon one another, and as a result, must work together closely. Based upon the level of our future internet presence provider development, we intend to implement the next project phase by segregating our internet presence provider sector into shipping-related profiles and trade-related profiles. The shipping-related internet presence provider profile will be located on our website and the trade-related internet presence provider profile will be located at a new website, "www.3wcybertrade.com".

Employees

We currently employ 9 part-time employees, including our President, Paul Dunn, our Manager, Research and Development, Wai Yip Chu, and our Chief Engineer, Gim Choon Teoh. We also have 2 full-time employees, including our Secretary and Treasurer, Li Ying Yan and our Project Manager, Walter Wing.

Intellectual Property

Our cargo logistics software, the first version of which was released on July 30, 2001, is not protected by any patents, nor do we intend to seek such protection. We do treat our software programs and their associated technology as proprietary and own all copyrights in such programs.

Research and Development

Over the past two fiscal years, a total of $135,000 has been expended on the development of our cargo logistics software.

Competition

We are unaware of any companies that provide services directly in competition to those offered by our cargo logistics system.

Companies such as Federal Express (a courier service) and CH Robinson Worldwide, Inc. (a multimodal transportation and logistics provider) utilize software programs which offer their customers services similar to those offered by our cargo logistics system, although much narrower in scope, and only within each company's respective network. In contrast, our cargo logistics system will be available to anyone with a personal computer or mobile device with an internet connection and browser, a secure connection and a password protected user account, regardless of which shipping company or carrier that user chooses to utilize.

Companies such as Fountainhead International LLC and ALK have developed software which, although not as broad in scope as our system, is similar to our cargo logistics system. Fountainhead currently has four main software packages on the market, each of which are marketed to specific users. Fountainhead offers its "CargoWise" systems, including a "forwarder system", a "shipper system", a "tracking system" and a "warehouse system", as opposed to the fully integrated system offered by our cargo logistics system, and usable by forwarders, shippers, carriers, receiver and any other party with an interest in the shipment. Also in contrast to our cargo logistics system, the software offered by Fountainhead may be uploaded to the user's website, as opposed to our cargo logistics system, which operates as a centralized database from our website. Similarly, ALK's "e Tracker" (shipment management), "Fleet Commander" (fleet tracking) and "PC Miler" (routing, mileage and mapping) software are marketed to specific users, and although each program is web enabled and can be integrated with other ALK systems, they lack the fully integrated, centralized database offered by the cargo logistics system.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY

We are a development stage software company which is primarily involved in the development, manufacture and marketing of an internet-based cargo logistics system. As a relatively new company, having only entered into licensing agreements with three users, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our incorporation.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our cargo logistics system and any future software products and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and market our cargo logistics system;

- successfully enhance our cargo logistics system to keep pace with changes in technology and changes demanded by users of our products;

- attract, retain and motivate qualified personnel; and

- obtain the necessary financing to implement our business plan.

We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition and continued operations. In addition, our operating results are dependent to a large degree upon factors outside of our control, including among other things, increased competition and the acceptance and continued use of our cargo logistics system specifically and other internet-based technology generally. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business and financial condition.

we have a history of net losses and a lack of established revenues, and as a result, we expect to incur net losses in the future

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $68,551 for the year ended August 31, 2001. As of August 31, 2001, we have an accumulated deficit of approximately $143,689. We expect to have net losses and negative cash flow at least through November 30, 2002, and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that revenues will increase, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2001. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $68,551 for the year ended August 31, 2001, and a loss of $75,038 for the year ended August 31, 2000. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1 million over the period ending August 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our cargo logistics system or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our software products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our cargo logistics system. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, our business and future success may be adversely affected.

if we fail to Effectively Manage Our Growth Our Future Business Results could be harmed and our managerial and operational resources may be strained

As we proceed with the development of our cargo logistics system, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR CARGO LOGISTICS SYSTEM, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our cargo logistics system. We expect that this product and its extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of this system is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of this system, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the successful introduction and market acceptance of our cargo logistics system, and on the development, introduction and market acceptance of any future enhancements. There can be no assurance that we will be successful in marketing the cargo logistics system or any new software programs, applications or enhancements, and any failure to do so would significantly harm our business.

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS, WE WILL BE UNABLE TO BUILD OUR BUSINESS

To date, we have entered into only three licensing agreements with respect to our cargo logistics system. Our success will depend on the acceptance of our cargo logistics system by the freight forwarding and cargo logistics industry, as well as by related businesses and the general public. Achieving such acceptance will require significant marketing investment. Internet-based technology generally, and our cargo logistics system specifically, may not achieve widespread acceptance by businesses in general, or by freight carriers, freight forwarders or freight agents specifically, which could limit our ability to develop and expand our business. The market for internet-based cargo logistics systems is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers, and internet-based cargo logistics technology in general. The adoption of our cargo logistics system could be hindered by the perceived costs of this new technology, as well as by the reluctance of businesses that have invested substantial resources in existing document management systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established freight forwarding companies, about the uses and benefits of our cargo logistics system. If these efforts fail, or if our cargo logistics system does not achieve commercial acceptance, our business could be harmed.

The current and future development of the market for our cargo logistics system is also dependent upon:

- the widespread deployment of internet-based cargo logistics applications, which is driven by consumer demand for services having an internet-based cargo logistics component;

- the demand for new uses and applications of internet-based cargo logistics technology; and

- continuing improvements in technology that may reduce the costs of internet-based cargo logistics solutions and improve their efficiency.

RAPID TECHNOLOGICAL CHANGES IN THE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES AND BECOME OR REMAIN PROFITABLE

The development and sales of our current and future software programs are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage software engineers and developers who are experienced in the software program market, we only have limited experience in developing and marketing such software programs.

Specifically, the cargo logistics and freight forwarding industry within which we operate is subject to technological change. The development of new technology by companies with products similar to those offered by us may render our cargo logistics system obsolete. Our success will depend upon our ability to continually enhance and support our cargo logistics system, and to develop and introduce new products that keep pace with technological developments and that address the changing needs of the marketplace. Although we expect to devote significant resources to research and development activities, there can be no assurance that these activities will result in the successful development of new internet-based cargo logistics technologies and internet-based cargo logistics software products or the enhancement of existing technologies and products. In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the software programs provided by us. Those technological advances could also lower the costs of other software programs that compete with our software programs resulting in pricing or performance pressure on our software programs, which could adversely affect our results of operations.

UNSCHEDULED DELAYS IN DEVELOPMENT OF OUR SOFTWARE PRODUCTS OR THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES

Delays and related increases in costs in the further development or improvement of our cargo logistics system or the implementation of our sales and marketing program could result from a variety of causes, including:

- delays in the development, testing and commercial release of our cargo logistics system and any future systems;

- delays in hiring or retaining experienced software developers and engineers;

- delays in locating and hiring experienced sales and marketing professionals; and

- delays caused by other events beyond our control.

There can be no assurance that we will successfully develop further enhancements to our cargo logistics system on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our software programs or a delay in the implementation of our sales and marketing program could result in increased costs and could have a materially adverse effect on our financial condition and results in operations.

COPYRIGHTS, PATENTS, TRADE SECRETS AND PROTECTION OF PROPRIETARY TECHNOLOGY

Our cargo logistics system, the first version of which was released on July 30, 2001, is not protected by any patents, nor do we intend to seek such protection. We do treat our software programs and their associated technology as proprietary and own all copyrights in such programs.

Any inability to adequately protect our proprietary technology could harm our ability to compete. Our future success and ability to compete depends in part upon our proprietary technology, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

In the event that we do file patent applications, there is no guarantee that patents will be issued. Any patents that are issued could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. All of our employees are required to sign confidentiality agreements with respect to the work they do for us and with respect to the fact that rights to technology created by such employees in the course of their employment are retained by us.

As a precautionary measure, we have documented the entire architecture of our cargo logistics system chronologically, including but not limited to the database structure, design logic, systems architecture, data flow, information exchange and research. Despite precautions taken to protect our software program, unauthorized parties may attempt to reverse engineer, copy or obtain and use information we regard as proprietary. Policing unauthorized use of our products and infringement of our copyrights is difficult and software piracy is expected to be a persistent problem. Additionally, the laws of some foreign countries do not protect our proprietary rights, including our copyrights, to the same extent as do the laws of the United States.

We are not aware that our proprietary technology infringes the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. As the number of software products in the industry increases and the functionality of such products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require that we cease the marketing or use of certain products, any of which could have a materially adverse effect on our business, operating results and financial condition.

INFRINGEMENT BY OUR PRODUCTS ON OTHER INTELLECTUAL PROPERTY

Our products may inadvertently infringe upon the intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products.

OUR ABILITY TO FORECAST OUR QUARTERLY RESULTS IS LIMITED

Our ability to accurately forecast our quarterly sales is limited, as a result of which, our quarterly operating results may fluctuate significantly. We expect that our results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

- delays in customer orders of our cargo logistics system;

- timing of completion of project phases;

- our ability to develop, introduce and support new and enhanced products in a timely manner, such as new versions of our cargo logistics system, in response to changing technology trends, as well as our ability to manage product transitions; and

- the amount and timing of increases in expenses associated with our growth.

Due to these and other factors, and because the market for internet-based cargo logistics systems is new and evolving, our ability to accurately forecast our quarterly sales is limited. In addition, in the near future, most of our costs will be related to personnel, facilities, and research and development, which are relatively fixed in the short term. If we do not generate significant revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our future employees and facilities. As a result, our quarterly operating results could fluctuate and this fluctuation could adversely affect the market price of our common stock in the future.

IN CONVERTING POTENTIAL CLIENTS TO OUR CARGO LOGISTICS SYSTEM WE MAY EXPERIENCE LENGTHY SALES AND IMPLEMENTATION CYCLES, AND AS A RESULT, LICENSE AND SERVICES REVENUE AND OPERATING RESULTS MAY FLUCTUATE QUARTER TO QUARTER, WHICH MAY CAUSE OUR STOCK PRICE TO BE VOLATILE OR DECLINE

Converting a potential client to our cargo logistics system will a require significant commitment from and organizational restructuring by that client. Accordingly, the decision to convert a business from an in-house system to a system utilizing our cargo logistics system will typically involve a significant evaluation and analysis period. During the sales cycle, we may spend significant time and effort educating and providing information to our prospective customers and their agents. As a result of the lengthy sales and implementation cycles, we may not be able to immediately generate any licence and service revenues and our operations may be adversely affected if we are unable to generate such revenues.

Additionally, if we are performing significant professional services in connection with the implementation of our cargo logistics system, we will not recognize revenue until after acceptance of our cargo logistics system. We may, in the future, experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our cargo logistics system make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could, in the future, cause our stock price to be volatile or to decline.

RESPONSE TO CHANGES IN THE INTERNET-BASED CARGO LOGISTICS SYSTEM MARKET

In the event that we fail to respond to changes in the market for internet-based cargo logistics systems, we may experience a loss of revenues. The internet-based cargo logistics system industry is relatively new and is evolving. Our success will depend substantially upon our ability to enhance our proposed products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functions or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with sales of new products, our business will likely suffer.

Among other things, commercial acceptance of our cargo logistics system and its applications will depend on:

- the ability of our products and technologies to meet and adapt to the needs of our target markets;

- the performance and price of our cargo logistics system and any future enhancements as compared to our competitors' products; and

- our ability to deliver customer service directly and through our website.

BECAUSE SALES TO CUSTOMERS OUTSIDE OF CANADA AND THE UNITED STATES MAY ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES IN THE FUTURE, WE MAY BE SUBJECT TO A VARIETY OF RISKS ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY

Sales to customers outside the United States and Canada may account for a significant portion of our revenues in the future, which would expose us to risks inherent in international operations. We would be subject to a variety of risks associated with conducting business internationally, any of which could have a materially adverse effect on our business. These risks include:

- difficulties in establishing and maintaining effective international customer service;

- the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

- political and economic instability outside the United States and Canada;

- import or export licensing and product certification requirements;

- tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

- potential adverse tax consequences, including higher marginal rates;

- unfavorable fluctuations in currency exchange rates; and

- limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

We intend to focus on our international sales, which will require the investment of significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users in a variety of non-English speaking countries to communicate using the local language or dialect, as well as English. If we fail to develop localized versions of our products, our ability to address international market opportunities and to develop our international business will be limited.

GOVERNMENTAL REGULATION OF CARGO LOGISTICS SOFTWARE

To the best of our knowledge, as a software development company specializing in the development of an internet-based cargo logistics system, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

If any laws or regulations are enacted that we must comply with and are applicable to the development and sale of our cargo logistics software, then there can be no assurance that any such laws or regulations, if enacted, will not adversely affect or limit our current or future operations.

LOSS OF SERVICES OF KEY EMPLOYEES

As at February 1, 2002, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be materially adversely affected. We intend to hire a significant number of additional personnel, including software engineers, sales and marketing personnel and operational personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

SINCE A RELATIVELY SMALL GROUP OF SHAREHOLDERS OWN A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, THEY ARE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

Shareholders owning a majority (i.e. 51%) of our outstanding voting stock represent the ultimate control over our affairs. Four shareholders currently control approximately 84% of the outstanding shares of our common stock. As a result of this ownership, these shareholders will likely be able to approve any major transactions including the election of directors without the approval of the other shareholders.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

VOLATILITY OF STOCK PRICE

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

REPORTS TO SECURITY HOLDERS

Under Nevada state law, we are not required to deliver an annual report to our shareholders but do intend to voluntarily send an annual report, including our audited financial statements, to our shareholders.

We are a reporting company under the Securities Exchange Act of 1934, and the rules promulgated thereunder, and are required to file quarterly reports, annual reports and other continuous disclosure documentation with the Securities and Exchange Commission. Copies of any of the materials that we file with the Securities and Exchange Commission are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

Our executive and head offices are located at 1208 - 808 Nelson Street, Vancouver, British Columbia, Canada, V6C 2S1. The offices are extremely small in size and are provided to us on a rent free basis by Joanne Yan, one of our former directors. Neither Joanne Yan nor any member of her family is receiving any consideration in connection with the provision of this office space.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers of affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common shares in the United States or elsewhere.

Our common shares are issued in registered form. Interwest Transfer Co. Inc., Suite 100, 1981 East 4800 South, Salt Lake City, Utah 84117 (Telephone: (801) 272-9294; Facsimile: (801) 277-3147) is the registrar and transfer agent for our common shares.

On February 1, 2002, the shareholders' list of our common shares showed 40 registered shareholders and 8,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 40 registered shareholders as of February 1, 2002.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Other than the issuance of an aggregate of 6,000,000 common shares to Farrington on February 27, 2001 (see section entitled "Business of 3W Cyber Logistics, Inc." for complete details with respect to this issuance), we did not issue any shares from treasury during the year ended August 31, 2001.

Item 6. Plan of Operation.

Cash Requirements

Over the year ending August 31, 2002, we will require approximately $1,000,000 to accomplish our plans, and we intend to use those funds as follows:

- to continue the research and development of our cargo logistics system ($100,000);

- to begin a marketing/advertising campaign for our cargo logistics system ($150,000);

- to cover further hardware and software acquisition costs ($250,000);

- to hire software engineers to assist in developing our cargo logistics system ($200,000);

- to cover legal and patent application costs in connection with our cargo logistics system ($150,000);

- to cover general and administrative expenses ($100,000); and

- to cover other miscellaneous general corporate costs ($50,000).

We intend to obtain the above-noted funds through the sale of our equity securities or by obtaining debt financing. At present, we have no agreements in place and have not taken any steps to raise such funds. There can be no assurance that we will be able to raise such funds, or that such funds will be available on terms that are acceptable to us.

Product Research and Development

We acquired the rights to our existing cargo logistics system technology through the Purchase Agreement with Farrington. The acquisition was accounted for as a reverse acquisition by Farrington of our company. As at August 31, 2001, Farrington had expended $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $1,000,000 on further research and development through the year ending August 31, 2002.

Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using revenue generated exclusively from sales of our products and services. We intend to spend approximately 20% of our revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We intend to purchase approximately $200,000 worth of new computer equipment through August 31, 2002.

Employees

Over the twelve months ending August 31, 2002, we anticipate an increase in the number of employees we retain, as we intend to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel. These employees will be in addition to our current staff of three software engineers.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Weinberg & Company, P.A. for the audited financial statements for the years ended August 31, 2001 and 2000 is included herein immediately preceding the audited financial statements.

3W Cyber Logistics, Inc. (audited):

Independent Auditor's Report, dated December 27, 2001.

Balance Sheets at August 31, 2001 and 2000.

Statement of Changes in Stockholders' Equity for the period from April 10, 1995 (inception) to August 31, 2001.

Statements of Operations for the years ended August 31, 2001 and 2000, and for the period from April 10, 1995 (inception) to August 31, 2001.

Statements of Cash Flows for the years ended August 31, 2000 and 1999, and for the period from April 10, 1995 (inception) to August 31, 2001.

Notes to the Financial Statements.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2001 AND 2000

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	INDEPENDENT AUDITORS' REPORT

PAGE	2	BALANCE SHEETS AS OF AUGUST 31, 2001 AND 2000

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2001

PAGE	4	STATEMENT OF CHANGES OF STOCKHOLDERS' DEFICIENCY FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2001

PAGE	5	STATEMENTS OF CASH FLOW FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2001

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
3W Cyber Logistics, Inc.
(A development stage company)

We have audited the accompanying balance sheets of 3W Cyber Logistics, Inc. (a development stage company) as of August 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from April 10, 1995 (inception) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3W Cyber Logistics, Inc. as of August 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from April 10, 1995 (inception) to August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses from operations, lack of revenue and working capital deficiency of $170,113 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, FL

December 27, 2001

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31,

ASSETS
	2001	2000
CURRENT ASSETS
Cash	$14,515	$-
Total Current Assets	14,515	-

PROPERTY AND EQUIPMENT, NET	50,749	84,581

TOTAL ASSETS	$65,264	$84,581

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$10,009	$-
Deferred revenue	15,000	-
Loan payable - stockholder	159,619	159,619
Total Current Liabilities	184,628	159,619

TOTAL LIABILITIES	184,628	159,619

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,000,000 and 6,000,000 shares issued and outstanding, respectively	8,000	6,000
Additional paid-in capital	16,325	(5,900)
Accumulated deficit during development stage	(143,689)	(75,138)
Total Stockholders' Deficiency	(119,364)	(75,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$65,264	$84,581

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For the Year Ended August 31, 2001	For the Year Ended August 31, 2000	For the Period From April 10, 1995 (Inception) to August 31, 2001

REVENUES	$-	$-	$-

OPERATING EXPENSES

Software development	-	25,000	25,000
Depreciation expense	33,832	21,145	54,977
Other general and administrative	193	28,893	29,186
Professional fees	35,767	-	35,767
Total Operating Expenses	69,792	75,038	144,930

OTHER INCOME
Interest income	1,241	-	1,241
Total Other Income	1,241	-	1,241

NET LOSS	$(68,551)	$(75,038)	$(143,689)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	7,419,178	6,000,000	6,222,032

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2001
	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total
	Shares	Amount	Capital	Stage

Stock issued to founders	6,000,000	$6,000	$(5,900)	$-	$100

Net loss from April 10, 1995 (inception) to December 31, 1995	-	-	-	(100)	(100)

Balance, December 31, 1995	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1996	-	-	-	-	-

Balance, December 31, 1996	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1997	-	-	-	-	-

Balance, December 31, 1997	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1998	-	-	-	-	-

BALANCE, DECEMBER 31, 1998	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1999	-	-	-	-	-

BALANCE, DECEMBER 31, 1999	6,000,000	6,000	(5,900)	(100)	-

Net loss for the eight months ended August 31, 2000	-	-	-	(75,038)	(75,038)

Balance, August 31, 2000	6,000,000	6,000	(5,900)	(75,138)	(75,038)

Stock issued in recapitalization	2,000,000	2,000	22,225	-	24,225

Net Loss, 2001	-	-	-	(68,551)	(68,551)

BALANCE, AUGUST 31, 2001	8,000,000	$8,000	$16,325	$(143,689)	$(119,364)

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended August 31, 2001	For the Year Ended August 31, 2000	For the Period From April 10, 1995 (Inception) to August 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(68,551)	$(75,038)	$(143,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,832	21,145	54,977
Changes in Operating Assets and Liabilities:
Increase in accounts payable	10,009	-	10,009
Increase in deferred revenue	15,000	-	15,000
Net Cash Used In Operating Activities	(9,710)	(53,893)	(63,703)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock proceeds	24,225	-	24,325
Proceeds from loan payable-stockholder	-	53,893	53,893
Net Cash Provided By Financing Activities	24,225	53,893	78,218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,515	-	14,515

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-		-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,515	$-	$14,515

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

During 2000, the Company acquired equipment totaling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
ORGANIZATION

(A) Organization

3W Cyber Logistics, Inc., formerly named M&T Nursing Services, Inc., ("the Company") was incorporated in the state of Nevada on September 24, 1996, and is in the development stage. The Company specializes in both domestic and international licensing of a web-based cargo logistics program for air and sea freight forwarders.

On December 14, 2000 the Company closed an exchange agreement with Farrington International, Inc., a British Virgin Islands company, in which it purchased computer hardware and software necessary to provide planned core business activities. Farrington International, Inc. was incorporated in the British Virgin Islands on April 10, 1995, and is considered the predecessor to 3W Cyber Logistics. The agreement called for the Company to issue 6,000,000 or approximately 75% of its common shares for the equipment. As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquirer and as a recapitalization by the acquiree for accounting purposes.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated.

Activities during the development stage included raising capital, implementing its business plan and developing its technology.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Property and Equipment

Property and equipment are stated at cost and depreciated using the declining balance method over estimated economic useful life of 5 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

(E) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable approximates fair value due to the relatively short period to maturity for this instrument.

(F) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense (benefit) recorded for the years ended August 31, 2001 and 2000 because the Company's operations were not material during these years.

(G) Revenue Recognition

The Company will recognize revenue of $2,500 from trial memberships over the three-month trial membership life, which represents the non-refundable portion of the initial $5,000 deposit received when the contract is executed. The Company will recognize revenue from one-time membership set-up fees over a period of thirty-six months using the straight-line method. The Company will recognize revenue from usage, storage and system modifications at the time the services are performed.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." There were no common stock equivalents at August 31, 2001 and 2000.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of -interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2001 and 2000 consisted of the following:

	2001	2000

Computer equipment	$105,726	$105,726
Less: accumulated depreciation	54,977	21,145

Property and equipment - net	$50,749	$84,581

Depreciation expense for the years ended August 31, 2001 and 2000 was $33,832 and $21,145, respectively.

NOTE 3 LOAN PAYABLE - STOCKHOLDER

During 2000, a stockholder of the Company paid $159,619 for the purchase of equipment and operating expenses on behalf of the Company. The loan is payable on demand, non-interest bearing and unsecured.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

NOTE 4 RELATED PARTIES

A stockholder of the Company paid $159,619 of equipment costs and operating expenses on behalf of the Company. (See Note 3).

The Company received $15,000 in deferred revenue from companies related to one of the shareholders.

NOTE 5 EQUITY

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

During 2001 the Company amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $.001.

During 1995 the Company issued 100 (6,000,000 post recapitalization) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue and working capital deficiency of $170,113 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues as of the date of the accompanying audit report. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Dunn	President and Director	44	September 28, 1999
Li Ying Yan	Secretary/Treasurer and Director	37	September 28, 1999
Wai Yip Chu	Manager, Research and Development	27	October 1, 1999
Gim Choon Teoh	Chief Engineer	28	October 1, 1999
Walter Wong	Project Manager	27	January 1, 2000
Brian Hall	Director	58	December 14, 2000

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Paul Dunn (Shio Chau Dunn), President and Director

Mr. Dunn received a Bachelor of Landscape Architecture from the University of Georgia, Sigma Cum Laude Honours and a Masters of Landscape Architecture from Harvard University. Since 1989, Mr. Dunn has held various management positions with The Wice Group of Freight Forwarding Companies, a company primarily involved in freight forwarding. He currently holds the title of Managing Director, a position he has held since 1995.

Li Ying Yan, Secretary, Treasurer and Director

Ms. Yan was raised and educated in China. Ms. Yan is a graduate of Xian Conservatory of Music, and since that time, has been self-employed and has been involved as a principal in various venture capital projects in both Canada and Asia.

Wai Yip Chu, Manager, Research and Development

Mr. Chu received both a Bachelor of Science, Engineering and a Master of Science from the University of Texas. He has also earned various software development and programming diplomas, and has developed over 200 software applications. Between 1995 and 1999, Mr. Chu was employed as a Software Project Manager by SGS-Thomson Microelectronics, which is a holding company. Since 1999, Mr. Chu has been our Manager of Research and Development. Between 1995 and present, Mr. Chu published several conference papers in the field of Remote Sensing and Photogrammetry.

Gim Choon Teoh, Chief Engineer

Mr. Teoh received both a Bachelor Science degree in Aerospace Engineering and a Masters Degree in Industrial and Manufacturing Engineering from the University of Texas. He has also earned various software development and programming diplomas, and has developed over 100 software applications and simulation methods. Mr. Teoh was employed as a Software Project Manager by SGS-Thomson Microelectronics between 1997 and 1999, and has been our Chief Engineer since October 1, 1999.

Walter Wong, Project Manager

Mr. Wong received a Bachelor of Science degree from the City University, Hong Kong. Between 1995 and 1998, Mr. Wong was employed as the Manager of Wice Air Freight (HK), Ltd., a company primarily involved in freight forwarding. From 1998 to 2000, Mr. Wong was employed as a Manager of Management Information Systems by Wice Freight Services New Jersey Inc. Mr. Wong is currently our Project Manager, a position he has held since January 1, 2000.

Brian Hall

Mr. Hall is a Chartered Accountant, a designation he has held since 1968. For the past five years, he has been self-employed as a consultant to a number of publicly listed companies (he is currently a consultant for eight companies). In addition to his position on the board of directors of our company, he is on the board of directors of Arkson Nutraceuticals Inc. and Pacific Star Technologies, Inc.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Because our company was not, through the fiscal year ended August 31, 2001, a "reporting company" under the Securities Exchange Act of 1934, our insiders were exempt from the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Among other things, Section 16(a) of the Securities Exchange Act of 1934 requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Our company became a "reporting company" on October 1, 2001. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class.

Item 10. Executive Compensation.

Our chief executive officer did not receive any cash or other compensation during the fiscal years ended August 31, 2001, 2000 and 1999. During the years ended August 31, 2001 and 2000, our president did not receive a salary for services performed on our behalf. We do not intend to pay our president for his past services, but we have recorded compensation expense for these contributed services with an offsetting increase in additional paid-in-capital.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2001 and 2000 to our executive officers and directors. There were no stock options outstanding as at August 31, 2001. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership

The following table sets forth, as of February 1, 2002, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Li Ying Yan HSE B2, 23 Silver Cape Road Clear Water Bay, Hong Kong	1,600,000	20.0%
Paul Shio Chau Dunn Rm 1001 Peninsula Square 18 Sung On St. Hung, Hong Kong	3,250,000	40.6%
Wai Yip Chu 2309 London Drive Plano, Texas 75205	900,000	11.3%
Gim Choon Teoh 805 Linda Vista, No. 205C Arlington, Texas 76013	900,000	11.3%
Walter Wong 76-58, 172nd Street Fresh Meadows, New York 11366	Nil	Nil
Brian Hall Suite 101 - 5300 W, Shara Ave. Las Vegas, Nevada 89146	10,000	0.13%
Directors and Officers (as a group)	6,650,000	83.5%

(1) Based on 8,000,000 shares outstanding as of February 1, 2002 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

With the exception of the Purchase Agreement, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended August 31, 2000, Paul Shio Chau Dunn, our President and one of our directors, loaned us $159,619 for the purchase of equipment and payment of operating expenses on behalf of our company. The loan is payable on demand, is non-interest bearing and is unsecured.

Pursuant to the Purchase Agreement, we purchased all of Farrington's computer equipment and the rights to its internet-based cargo logistics system. In exchange for the Assets, we agreed to issue an aggregate of 6,000,000 common shares in our capital to Farrington. Farrington is a private company of which 20% of the issued and outstanding shares are owned by Li Ying Yan, one of our directors, 50% of the issued and outstanding shares are owned by Paul Shio Chau Dunn, our President and one of our directors and 15% of the issued and outstanding shares are owned respectively by each of Wai Yip Chu and Gim Choon Teoh, each of whom is one of our key employees.

Because Farrington obtained control (75%) of our company as a result of the closing of the Purchase Agreement and the issuance of the 6,000,000 common shares, the Purchase Agreement was accounted for as a recapitalization. Following the accounting for recapitalization, the financial statements subsequent to the closing of the Purchase Agreement are presented as a continuation of Farrington. Accordingly, our operations are consolidated with those of Farrington since the date of the acquisition of our company by Farrington. See Note 4 to the audited financial statements for the year ended August 31, 2000 for details on the accounting of the acquisition.

On April 11, 2001, the 6,000,000 common shares of our company issued to Farrington were distributed to the following shareholders of Farrington: Shio Chau (Paul) Dunn as to 3,000,000 shares, Li Ying Yan as to 1,200,000 shares, Wai Yip Chu as to 900,000 shares and Gim Choon Teoh as to 900,000 shares. As a result, Farrington is no longer a 75% beneficial owner of the shares in the capital of our company, and no longer controls our company.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

(2) Charter and By-laws

**Exhibits 3.1 through 3.5 are incorporated by reference from our Form 10-SB/A, filed on January 8, 2002

3.1 Articles of Incorporation dated September 24, 1996

3.2 By-laws, effective as of September 24, 1996

3.3 Corporate Charter, dated September 24, 1996

3.4 Certificate of Amendment of Articles of Incorporation, dated June 15, 2000

3.5 Certificate of Correction, dated January 23, 2001

(4) Instruments Defining the Rights of Security Holders

See Exhibit 3.2

(6) Material Contracts

**Exhibits 10.1 through 10.4 are incorporated by reference from our Form 10-SB/A, filed on January 8, 2002

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By:/s/ Paul Dunn
Paul Dunn, President and Director
Date: February 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: February 14, 2002

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director
Date: February 14, 2002

By: /s/ Brian Hall
Brian Hall, Director
Date: February 14, 2002