Form 10QSB
period 2001-11-30
3W CYBER LOGISTICS INC
filed 2002-04-10
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  0-32525

3W CYBER LOGISTICS, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0409155 (I.R.S. Employer Identification No.)
1208 - 808 Nelson Street, Vancouver, BC, Canada, V6Z 2S1 (Address of principal executive offices)
(604) 683-8018 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

8,000,000 common shares issued and outstanding as at April 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of 3W Cyber Logistics, Inc.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: April 8, 2002

/s/ signed
Director of 3W Cyber Logistics, Inc.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2001

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF NOVEMBER 30, 2001 (UNAUDITED) AND AUGUST 31, 2001

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2001 (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2001 (UNAUDITED)

PAGE	4	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF NOVEMBER 30, 2001

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	November 30, 2001 (Unaudited)	August 31, 2001
CURRENT ASSETS
Cash	$7,045	14,515
Total Current Assets	7,045	14,515

PROPERTY AND EQUIPMENT	43,137	50,749

TOTAL ASSETS	$50,182	$65,264

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,000	10,009
Deferred revenue	15,000	$15,000
Loan payable - stockholder	159,619	159,619
Total Liabilities	178,619	184,628

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	16,325	16,325
Accumulated deficit during development stage	(152,762)	(143,689)

Total Stockholders' Deficiency	(128,437)	(119,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$50,182	$65,264

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended November 30, 2001	For The Three Months Ended November 30, 2000	For The Period From April 10, 1995 (Inception) To November 30, 2001

OPERATING EXPENSES
Software development	$-	$-	$25,000
Depreciation expense	7,612	5,286	62,589
Professional fees	1,443	-	37,210
Other general and administrative	47	570	29,233
Total Operating Expenses	9,102	5,856	154,032

OTHER INCOME
Interest income	29	-	1,270
Total Other Income	29	-	1,270

NET LOSS	$(9,073)	$(5,856)	$(152,762)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	6,000,000	6,288,073

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended November 30, 2001	For The Three Months Ended November 30, 2000	For The Period From April 10, 1995 (Inception) To November 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,073)	$(5,856)	$(152,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,612	5,286	62,589
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(6,009)	570	4,000
Increase in deferred revenue	-	-	15,000
Net Cash Provided By (Used In) Operating Activities	(7,470)	-	(71,173)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	-	-	53,893
Proceeds from issuance of common stock	-		24,325
Net Cash Provided By Financing Activities	-	-	78,218

NET INCREASE (DECREASE) IN CASH	(7,470)	-	7,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,515	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,045	$-	$7,045

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totaling $105,726 which was paid for by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2001
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended August 31, 2001.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue and working capital deficiency of $171,574 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "3W Cyber" mean 3W Cyber Logistics, Inc. unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

General

We are a software development company specializing in the development of an internet-based cargo logistics system. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts.

Marketing

We will market our cargo logistics system to corporations operating in the freight forwarding and cargo industries. We are currently developing a sales and marketing program outlining four phases of operation. We intend to offer our primary services, which are services that we have determined to be essential to the daily operations of commercial logistics operators. We will charge fees for the primary services that we offer to such logistics operators. We also intend to offer complimentary services which are not essential to the daily operations of commercial logistics operators but which will add value those who utilize our website, thus encouraging such operators to visit our website. We will offer these complimentary services at no charge with the aim of establishing our cargo logistics system as the industry standard for logistics information. Descriptions and examples of each of these service offerings are described below.

The first phase of our marketing plan will involve the distribution of our cargo logistics system to an initial corporate user group. The second phase will involve rapid development of our corporate base clients through a process of network marketing. The third phase will involve expanding our corporate base clients by using marketing methods such as trade shows and targeted advertising. These first three phases focus on the implementation, deployment and sale of our primary services. The fourth phase will involve the introduction of our complimentary services.

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

Our assessment revealed that the companies currently developing software similar to our software will offer their customers services similar to those offered by our cargo logistics systems, although much narrower in scope and only within each company's respective network. These companies are building software modules, such as a shipping software and warehouse software modules, as opposed to a fully integrated system. In contrast, our cargo logistics system will be available to anyone with a personal computer or mobile device with an Internet connection and browser regardless of which shipping company or carrier the user chooses to utilize. In addition, our cargo logistics system is a fully integrated system, rather than a group of unconnected software modules. We have discovered, however, that we should design our cargo logistics software to be more user friendly and have a quicker response time as users move from screen to screen within the system. We have also discovered that our cargo logistics software should be able to link with or provide data to other independent accounting software packages currently used in the freight forwarding and cargo industries.

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freight Services (New York). We are using this installation to test our software with the view to uncovering any problems and to improving system flexibility, which may require modifications and upgrades.

At this time, we anticipate that any modifications and upgrades to our cargo logistics software will be completed by September 30, 2002, and at that time, we would be in a position to publicly release our software.

Phase Two

As noted, to date none of the initial 36 companies have executed agreements. We expect to complete the current round of modifications and upgrades to our cargo logistics software by September 30, 2002, and then, depending on the nature of the feedback, to further develop our cargo logistics software. After we have completed the further development of our software, we intend to approach the 36 companies with the view to having them commence utilizing our software. After several of these 36 companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these initial 36 companies. Freight forwarding and logistics companies typically utilize a network of 15 to 20 agents. We feel that if properly motivated, these initial 36 companies could become an effective and influential sales tool for the cargo logistics system. We estimate that these initial 36 companies will provide access to between 500 - 700 potential clients, and that those potential clients could increase the usage of our cargo logistics system by between 27,500,000 to 38,500,000 module usages per year, calculated using the industry standard of approximately 55,000 module usages per client per year. Our phase two benchmark is based upon 500 new clients and transaction volume of 30,000,000 per year. To ensure that we have adequate technical support, and for hardware safety reasons, we have divided our phase two benchmark into two stages:

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

Cash Requirements

Over the twelve months ending November 30, 2002, we will require approximately $1,000,000 to accomplish our plans. We intend to use those funds as follows:

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

We intend to obtain the above-noted funds through the sale of our equity securities or by obtaining debt financing. At present, we have no agreements in place and have not taken any steps to raise such funds. There can be no assurance that we will be able to raise such funds or that such funds will be available on terms that are acceptable to us.

Product Research and Development

We acquired the rights to our existing cargo logistics system technology through a Purchase Agreement dated July 11, 2000 with Farrington International Inc. The acquisition was accounted for as a reverse acquisition by Farrington of our company. As at November 30, 2001, together with Farrington, we have expended a total of $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $1,000,000 on further research and development through the twelve months ending November 30, 2002.

Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using revenue generated exclusively from sales of our products and services. Over the twelve months ending November 30, 2002, we intend to spend approximately 20% of our revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We intend to purchase approximately $200,000 worth of new computer equipment through the twelve months ending November 30, 2002.

Employees

Over the twelve months ending November 30, 2002, we anticipate an increase in the number of employees we retain, as we intend to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel. These employees will be in addition to our current staff of three software engineers.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY

We are a development stage software company which is primarily involved in the development, manufacture and marketing of an internet-based cargo logistics system. As a relatively new company, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our incorporation.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $(9,073) for the three months ended November 30, 2001. As of November 30, 2001, we have an accumulated deficit of approximately $(152,762). We expect to have net losses and negative cash flow at least through November 30, 2002, and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that revenues will increase, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2001, which form part of our annual report on Form 10-KSB (filed on February 14, 2002). To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $(9,073) for the three months ended November 30, 2001. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1 million over the period ending November 30, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS, WE WILL BE UNABLE TO BUILD OUR BUSINESS

To date, we have entered into only two licensing agreements with respect to our cargo logistics system. Our success will depend on the acceptance of our cargo logistics system by the freight forwarding and cargo logistics industry, as well as by related businesses and the general public. Achieving such acceptance will require significant marketing investment. Internet-based technology generally, and our cargo logistics system specifically, may not achieve widespread acceptance by businesses in general, or by freight carriers, freight forwarders or freight agents specifically, which could limit our ability to develop and expand our business. The market for internet-based cargo logistics systems is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers, and internet-based cargo logistics technology in general. The adoption of our cargo logistics system could be hindered by the perceived costs of this new technology, as well as by the reluctance of businesses that have invested substantial resources in existing document management systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established freight forwarding companies, about the uses and benefits of our cargo logistics system. If these efforts fail, or if our cargo logistics system does not achieve commercial acceptance, our business could be harmed.

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

COPYRIGHTS, PATENTS, TRADE SECRETS AND PROTECTION OF PROPRIETARY TECHNOLOGY

Our cargo logistics system is not protected by any patents, nor do we intend to seek such protection. We do treat our software programs and their associated technology as proprietary and own all copyrights in such programs.

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at April 1, 2002, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal action, suit, or proceeding nor is any of our property the subject of any legal proceeding. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Shares

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

3.2 By-laws, effective as of September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

3.3 Corporate Charter, dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

3.4 Certificate of Amendment of Articles of Incorporation, dated June 15, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

3.5 Certificate of Correction, dated January 23, 2001 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: April 8, 2002

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director
Date: April 8, 2002

By: /s/ Brian Hall
Brian Hall, Director
Date: April 8, 2002