Form 10QSB
period 2002-02-28
3W CYBER LOGISTICS INC
filed 2002-04-12
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2002

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

It is the opinion of management that the interim financial statements for the quarter ended February 28, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: April 10, 2002

/s/ signed
Director of 3W Cyber Logistics, Inc.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2002

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF FEBRUARY 28, 2002 (UNAUDITED) AND AUGUST 31, 2001

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2002 (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2002 (UNAUDITED)

PAGE	4	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF FEBRUARY 28, 2002

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	February 28, 2002 (Unaudited)	August 31, 2001
CURRENT ASSETS
Cash	$3,414	14,515
Total Current Assets	3,414	14,515

PROPERTY AND EQUIPMENT	35,524	50,749

TOTAL ASSETS	$38,938	$65,264

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$7,500	10,009
Deferred revenue	15,000	$15,000
Loan payable - stockholder	174,599	159,619
Total Liabilities	197,099	184,628

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	16,325	16,325
Accumulated deficit during development stage	(182,486)	(143,689)

Total Stockholders' Deficiency	(158,161)	(119,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$38,938	$65,264

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended February 28, 2002	For The Three Months Ended February 28, 2001	For The Six Months Ended February 28, 2002	For The Six Months Ended February 28, 2001	For The Period From April 10, 1995 (Inception) To February 28, 2002
OPERATING EXPENSES
Software development	$-	$-	$-	$-	$25,000
Depreciation expense	7,613	5,286	15,225	10,572	70,202
Professional fees	22,032	7,206	23,475	7,776	58,671
Other general and administrative	98	142	145	142	29,902
Total Operating Expenses	29,743	12,634	38,845	18,490	183,775

OTHER INCOME
Interest income	19	352	48	352	1,289
Total Other Income	19	352	48	352	1,289

NET LOSS	(29,724)	(12,282)	(38,797)	$(18,138)	$(182,486)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	7,666,667	8,000,000	6,828,729	6,349,383

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended February 28, 2002	For The Six Months Ended February 28, 2001	For The Period From April 10, 1995 (Inception) To February 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(38,797)	$(18,138)	$(182,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,225	10,572	70,202
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,509)	6,136	4,975
Increase in deferred revenue	-	-	15,000
Net Cash Provided By (Used In) Operating Activities	(26,081)	(1,430)	(92,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	-	2,525	2,525
Net Cash Used In Investing Activities	-	2,525	2,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	14,980	-	68,873
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	14,980	-	93,198

NET INCREASE (DECREASE) IN CASH	(11,101)	1,095	3,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,515	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,414	$1,095	$3,414

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totaling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

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

NOTE 2 LOAN PAYABLE - STOCKHOLDER

During the three and six months ended February 28, 2002, a stockholder of the Company paid $14,980 for operating expenses on behalf of the Company. The total loan of $174,599 is payable on demand, non-interest bearing and unsecured.

NOTE 3 RELATED PARTIES

A stockholder of the Company paid $14,980 of operating expenses on behalf of the Company (See Note 2).

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue and working capital deficiency of $193,685 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The trading and shipping industries are dependent upon one another, and as a result, must work together closely. Based upon the level of our future internet presence provider development, we intend to implement the next project phase by segregating our internet presence provider sector into shipping-related profiles and trade-related profiles. The shipping-related internet presence provider profile will be located on our website and the trade-related internet presence provider profile will be located at a new website, "www.3wcyberlogistics.com".

Cash Requirements

Over the twelve months ending February 28, 2003, we will require approximately $1,000,000 to accomplish our plans. We intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology through a Purchase Agreement dated July 11, 2000 with Farrington International Inc. The acquisition was accounted for as a reverse acquisition by Farrington of our company. As at February 28, 2002, together with Farrington, we have expended a total of $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $1,000,000 on further research and development through the twelve months ending February 28, 2003.

Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using revenue generated exclusively from sales of our products and services. Over the twelve months ending February 28, 2003, we intend to spend approximately 20% of our revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We intend to purchase approximately $200,000 worth of new computer equipment through the twelve months ending February 28, 2003.

Employees

Over the twelve months ending February 28, 2003, we anticipate an increase in the number of employees we retain, as we intend to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel. These employees will be in addition to our current staff of three software engineers.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $29,724 for the three months ended February 28, 2002. As of February 28, 2002, we have an accumulated deficit of approximately $182,486. We expect to have net losses and negative cash flow at least through February 28, 2003, and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $29,724 for the three months ended February 28, 2002. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1 million over the period ending February 28, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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
Date: April 10, 2002

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director
Date: April 10, 2002

By: /s/ Brian Hall
Brian Hall, Director
Date: April 10, 2002