Form 10QSB
period 2002-05-31
3W CYBER LOGISTICS INC
filed 2002-07-22
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  May 31, 2002

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

8,000,000 common shares issued and outstanding as at July 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of 3W Cyber Logistics, Inc.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: July 22, 2002

/s/ signed
Director of 3W Cyber Logistics, Inc.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

AS OF MAY 31, 2002

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF MAY 31, 2002 (UNAUDITED) AND AUGUST 31, 2001

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2002 (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2002 (UNAUDITED)

PAGE	4	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF MAY 31, 2002

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	May 31, 2002 (Unaudited)	August 31, 2001
Current assets
Cash	$1,187	14,515
Total Current Assets	1,187	14,515

PROPERTY AND EQUIPMENT	34,890	50,749

TOTAL ASSETS	$36,077	$65,264

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$12,246	10,009
Deferred revenue	15,000	$15,000
Loan payable - stockholder	175,222	159,619
Total Liabilities	202,468	184,628

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	16,325	16,325
Accumulated deficit during development stage	(190,716)	(143,689)

Total Stockholders' Deficiency	(166,391)	(119,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$36,077	$65,264

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended May 31, 2002	For The Three Months Ended May 31, 2001	For The Nine Months Ended May 31, 2002	For The Nine Months Ended May 31, 2001	For The Period From April 10, 1995 (Inception) To May 31, 2002

OPERATING EXPENSES
Software development	$-	$-	$-	$-	$25,000
Depreciation expense	634	5,286	15,859	15,858	70,836
Professional fees	7,552	18,476	31,027	26,252	66,794
Other general and administrative	48	54	193	196	29,379
Total Operating Expenses	8,234	23,816	47,079	42,306	192,009

OTHER INCOME
Interest income	4	1,079	52	1,431	1,293
Total Other Income	4	1,079	52	1,431	1,293

NET LOSS	(8,230)	(22,737)	(47,027)	$(40,875)	$(190,716)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	7,223,443	6,407,678

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended May 31, 2002	For The Nine Months Ended May 31, 2001	For The Period From April 10, 1995 (Inception) To May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(47,027)	$(40,875)	$(190,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	15,859	15,858	70,836
Changes in operating assets and liabilities
Increase in accounts payable	2,237	5,699	9,721
Increase in deferred revenue	-	-	15,000
Net Cash Provided By (Used In) Operating Activities	(28,931)	(19,318)	(95,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the merger	-	2,525	2,525
Proceeds from loan to shareholder	-	41,200	-
Net Cash Used In Investing Activities	-	43,725	2,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	15,603	-	69,496
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	15,603	-	93,821

NET INCREASE (DECREASE) IN CASH	(13,328)	24,407	1,187

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,515	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,187	$24,407	$1,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totaling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2002
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

NOTE 2 LOAN PAYABLE - STOCKHOLDER

During the nine months ended May 31, 2002, a stockholder of the Company paid $15,603 for operating expenses on behalf of the Company. The total loan of $175,222 is payable on demand, non-interest bearing and unsecured.

NOTE 3 RELATED PARTIES

A stockholder of the Company paid $15,603 of operating expenses on behalf of the Company (See Note 2).

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue, working capital deficiency of $201,281 and stockholders' deficiency of $166,391 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months ended May 31, 2002, operating expenses totaled $8,234, and we experienced a net loss of $8,230 against no revenues, as compared to a net loss of $22,737 against no revenues for the three months ended May 31, 2001. The decrease in operating expenses was a result of decreased professional fees, coupled with an adjustment in depreciation expenses. Also during the three months ended May 31, 2002, we saw progress in our AirLogistics System, which moved from the development stage to the deployment stage. The AirLogistics System is currently undergoing testing and trial programs conducted in Hong Kong and New York. In terms of overall timetable, we are on target for completing the development of the system by September 30, 2002.

The earnings per share (fully diluted) was a net loss of $0.001 for the three month period ended May 31, 2002, compared to a net loss of $0.003 for the three month period ended May 31, 2001.

Nine Months Ended February 28, 2002 and 2001

Operating expenses for the nine months ended May 31, 2002, totaled $47,079 and we experienced a net loss of $47,027 against no revenues, as compared to a net loss of $40,875 against no revenues for the nine months ended May 31, 2001. A slight increase in operating expenses was a result of increased professional fees.

The earnings per share (fully diluted) was a net loss of $0.006 for the nine month period ended May 31, 2002 compared to a net loss of $0.006 for the nine month period ended May 31, 2001.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2002 was $1,187 and as at August 31, 2001 was $14,515.

For the nine months ended May 31, 2002, net cash used in operating activities was ($28,931) compared to cash used in operating activities of ($19,318) for the same period in 2001. Net cash used in operating activities for 2002 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $15,603 for the nine months ended May 31, 2002 and nil for the same period in 2001. Financing activity for 2002 resulted from advances from shareholders.

Working capital deficiency as of May 31, 2002 and August 31, 2001 was ($201,281) and ($170,113) respectively.

We have no external sources of liquidity in the form of credit lines from banks. Management believes that our available cash will not be sufficient to fund our working capital requirements through December 31, 2002 and therefore, another advance from a shareholder is being arranged.

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

System Development Status

Our system consists of the AirLogistics System and OceanLogistic System.

During this quarter, our AirLogistics System has progressed from the development stage to the deployment stage. In order to enable users to enjoy the complete web-based logistics solution, we have further enhanced our system with more features such as online booking control reports. We have also completed the integration between our accounting system and a third party financial management system. The AirLogistics System is currently undergoing testing and a trial program in Hong Kong and New York. In terms of overall time table, we are on target for completing the development of this system by September 30, 2002.

Our OceanLogistic System is still in the development stage but we have established the basic procedure and infrastructure concept based on our research. We currently have completed the basic administrative modules, sailing schedule module and booking module. We are now working with sample data to test the modules in order to determine what further development is required for our OceanLogistic system.

At this time, we anticipate that our AirLogistics System testing program will be completed by September 30, 2002, and, depending on the results of the testing and trial program, we may be in a position to publicly release our software at that time.

Phase Two

As noted, to date none of the initial 36 companies have executed agreements. We anticipate that we will not enter into any such agreements until we have received feedback and have further developed our cargo logistics software. We expect to complete our AirLogistics System by September 30, 2002, and then, depending on the nature of the feedback, to further develop our cargo logistics software. After we have completed the further development of our software, we intend to approach the 36 companies with the view to having them commence utilizing our software. After several of these 36 companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these initial 36 companies. Freight forwarding and logistics companies typically utilize a network of 15 to 20 agents. We feel that if properly motivated, these initial 36 companies could become an effective and influential sales tool for the cargo logistics system. We estimate that these initial 36 companies will provide access to between 500 - 700 potential clients, and that those potential clients could increase the usage of our cargo logistics system by between 27,500,000 to 38,500,000 module usages per year, calculated using the industry standard of approximately 55,000 module usages per client per year. Our phase two benchmark is based upon 500 new clients and transaction volume of 30,000,000 per year. To ensure that we have adequate technical support, and for hardware safety reasons, we have divided our phase two benchmark into two stages:

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

Cash Requirements

Over the twelve months ending May 31, 2003, we will require approximately $1,000,000 to accomplish our plans. We intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology through a Purchase Agreement dated July 11, 2000 with Farrington International Inc. The acquisition was accounted for as a reverse acquisition by Farrington of our company. As at May 31, 2002, together with Farrington, we have expended a total of $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $1,000,000 on further research and development through the twelve months ending May 31, 2003.

Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using revenue generated exclusively from sales of our products and services. Over the twelve months ending May 31, 2003, we intend to spend approximately 20% of our revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We intend to purchase approximately $200,000 worth of new computer equipment through the twelve months ending May 31, 2003.

Employees

Over the twelve months ending May 31, 2003, we anticipate an increase in the number of employees we retain, as we intend to hire one qualified accountant, one person to perform clerical and administrative tasks, two software engineers and two sales and marketing personnel. These employees will be in addition to our current staff of three software engineers.

New Accounting Pronouncements

In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The implementation of SFAS No. 141 and 142 is not expected to have a material effect on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $8,230 for the three months ended May 31, 2002. As of May 31, 2002, we have an accumulated deficit of approximately $190,716. We expect to have net losses and negative cash flow at least through May 31, 2003, and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $8,230 for the three months ended May 31, 2002. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $1 million over the period ending May 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at July 1, 2002, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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
Date: July 22, 2002

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director
Date: July 22, 2002

By: /s/ Brian Hall
Brian Hall, Director
Date: July 22, 2002