Form 10KSB
period 2002-08-31
3W CYBER LOGISTICS INC
filed 2002-11-29
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2002
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  0-32525

3W Cyber Logistics, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0409155 (I.R.S. Employer Identification No.)
1208-808 Nelson Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6Z 2S1 (Zip Code)

Registrant's telephone number, including area code (604) 683-8018

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value $0.001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.025, our aggregate market value is $200,000.

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

8,000,000 common shares issued and outstanding as of November 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our", and "3W Cyber" mean 3W Cyber Logistics Inc., unless otherwise indicated.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Prior to July 11, 2000, we operated as a development stage company as we were seeking to either identify a suitable business opportunity or enter into a suitable business combination.

Prior to July 11, 2000, we operated as a development stage company. On July 11, 2000, we entered into a Purchase and Sale Agreement with Farrington International, Inc., a British Virgin Islands company, pursuant to which we purchased all of Farrington's computer equipment and the rights to an internet-based cargo logistics system. The purchase price payable by us to Farrington for these assets pursuant to the Purchase Agreement was based upon the value of the computer equipment, estimated to be $150,000. Since the last private placement of our common shares prior to the date of the completion of the purchase of these assets was effected at a price of $0.025 (after accounting for the forward split), we issued 6,000,000 shares to Farrington. Our board of directors approved the agreement on December 14, 2000 and we took possession of the hardware and software on that date. We issued the shares to Farrington on February 27, 2001. This was a related party transaction as Farrington is currently, and was at the time of the transaction, a private company of which 20% of the issued and outstanding shares are owned by Li Ying Yan, one of our directors, 50% of the issued and outstanding shares are owned by Paul Shio Chau Dunn, our President and one of our directors and 15% of the issued and outstanding shares are owned respectively by each of Wai Yip Chu and Gim Choon Teoh, each of whom is one of our key employees. Paul Dunn negotiated the Purchase Agreement on behalf of Farrington and Li Ying Yan negotiated on our behalf. Both parties agreed that the purchase price of 6,000,000 common shares was a fair and reasonable purchase price because it represented only the cost of the computer equipment being purchased, estimated at $150,000, divided by $0.025, being the price per share that we last sold our common shares to other shareholders (after accounting for the forward split). Farrington sold the assets to us because Paul Dunn anticipated the need to obtain financing in the future, and wished to raise such financing through a U.S. domestic corporation.

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

Our Current Business

On July 11, 2000, we began operations, and continue to operate, as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. We entered into licensing agreements with Wice Marine Services Ltd. (in Hong Kong), AA Freight Forwarding Inc. (in Taipei, Taiwan) and Wice Freight Services Inc. (in New York) in August, 2000. In September, 2001, Wice Marine Services Ltd. (Hong Kong) terminated the licensing agreement with our company but continues to participate in our software testing program. Paul Shio Chau Dunn, our President and one of our directors, is the managing director of Wice Marine Services Ltd. and Wice Freight Services Inc.

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

The Cargo Logistics System

In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we are continuing the development of the internet-based cargo logistics system. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts.

In April, 2002, we revamped our corporate website. The enhanced website provides a platform for our future registered clients to gain online access to our cargo logistics software. We continue to enhance the operational functions of our website to better serve our future customers. As of the date of this annual report, we do not have any commercial clients using our software. The only users of our software are those who are participating in the testing and evaluation of our software.

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

Marketing

We intend on marketing our cargo logistics system to corporations operating in the freight forwarding and cargo industries. We are currently developing a sales and marketing program outlining four phases of operation. We intend to offer our primary services, which are services that we have determined to be essential to the daily operations of commercial logistics operators. We will charge for the primary services that we offer to such logistics operators. We also intend to offer complimentary services which are not essential to the daily operations of commercial logistics operators but which will add value to users of our website, thus encouraging such operators to visit our website. We will offer these complimentary services at no charge with the aim of establishing our cargo logistics system as the industry standard for logistics information. Descriptions and examples of each of these service offerings are described below.

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

We intend to adopt the following strategies with respect to the direct marketing of our cargo logistics software:

- advertising in international shipping and trade magazines such as Pacific Shipper and Shipping Gazette, and offering in each advertisement a 60 day free trial membership;

- promoting our software at road shows by conducting seminars in major cities and ports, and by demonstrating our software to freight forwarders, customs brokers and cargo carriers at their place of business;

- creating incentives for existing members (including usage fee discounts, commission or bonus point accumulation) based on the number of referrals they make, with the hope of inducing new memberships; and

- promoting our software through strategic relationships within the freight forwarding industry, including airlines, ocean carriers and distribution warehouses, pursuant to which relationships we may agree to posting a link to one another's websites or interfacing cargo information and tracking.

Our Project Manager will head our sales and marketing group under the supervision of our President during Phase One. We intend to hire a second person to assist our Project Manager during Phase Two, which is currently dependent on raising additional financing to carry out our business plans.

We intend to utilize the following pricing strategy at least through Phase One of the implementation of our cargo logistics software:

- one time membership set up fee of $500.00;

- documentation module fee of $0.50 per module;

- annual data storage fee of $0.10 per module; and

- program modification fee (optional) of $5.00 per item.

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

Primary Services

Phase One

To date, a total of 36 companies worldwide have expressed an interest in utilizing our cargo logistics system. A third generation mobile communication technology has been incorporated into our software, and as a result, our cargo logistics software will be accessible not only by computer but also by third generation mobile phone and palm pilot users. Although a preliminary version of our software was ready to be released in July, 2001, none of the 36 companies are currently using the software system. Although we originally anticipated that several or all of the 36 companies would be utilizing our cargo logistics software by September, 2001, we decided to conduct an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

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

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freight Services (New York). We are using these installations to test our software with the view to uncovering any problems which may require modifications or upgrades to our software.

System Development Status - AirLogistics System and OceanLogistics System

Our cargo logistics software system is designed to automate and streamline the process of creating and managing an international transportation shipment. Our system consists of our AirLogistics System and our OceanLogistics System.

Our AirLogistics System manages a freight forwarding operational process down to the air waybill level and includes a complete internet based data tracking, tracing and accounting system and can exchange data via EDI.

Our OceanLogistics System automates the entire operation of a non-vessel operating carrier with complete consolidation and manifesting of shipments.

During this fiscal year ended August 31, 2002, our AirLogistics system has progressed from the development stage to the deployment stage. In last quarter, both Wice Marine Services Ltd. (Hong Kong) and Wice Freight Services Inc. (New York) have started using and testing the AirLogistics System. New features of the AirLogistics System include Multi-currency, Direct Airway Bill and On-line Booking Control Reports. These new features increased the on-line functionality and brought added convenience for users. We also completed the integration between our accounting system and a third party financial management system. The AirLogistics System is currently undergoing a parallel run program in Hong Kong and New York. At this time, we anticipate that our AirLogistics System parallel program will be completed by December, 2002 and depending on the results of the parallel program, we may be in a position to publicly release our software at that time.

Our OceanLogistics system is still in the development stage. In last quarter, a series of modified modules such as Sailing Schedule, Purchase Order, Booking and Planning have been implemented. We are now working with sample data to test the modules in order to determine what further development is required for our OceanLogistics system.

Besides the software development, a lot of efforts have been put to improve our hardware and network. In August, 2002, we migrated our cargo logistics system to a clustered environment to support 24 by 7 operations. Currently, two individual machines with five server instances are used to serve as our system backbone. This provides load balancing and fail over capabilities for our system. In addition, we also changed to a different Internet provider for better services. We are currently exploring our options on a backup connection to the internet. Our objective is to achieve no unscheduled downtime with backup internet connection and the cluster setup.

Phase Two

As noted, to date none of the initial 36 companies have executed agreements. We anticipate that we will not enter into any such agreements until we have received feedback and have further developed our cargo logistics software. We expect to complete the current round of modifications and upgrades to our cargo logistics software by March, 2003, and then, depending on the nature of the feedback, to further develop our cargo logistics software. After we have completed the further development of our software, we intend to approach the 36 companies with the view to having them commence utilizing our software. After several of these 36 companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these initial 36 companies. As previously noted, freight forwarding and logistics companies typically utilize a network of 15 to 20 agents. We feel that if properly motivated, these initial 36 companies could become an effective and influential sales tool for the cargo logistics system. We estimate that these initial 36 companies will provide access to between 500 - 700 potential clients, and that those potential clients could increase the usage of our cargo logistics system by between 27,500,000 to 38,500,000 module usages per year, calculated using the industry standard of approximately 55,000 module usages per client per year. Our phase two benchmark is based upon 500 new clients and transaction volume of 30,000,000 per year. To ensure that we have adequate technical support, and for hardware safety reasons, we have divided our phase two benchmark into two stages:

- Stage One: 250 new clients with a resultant transaction volume of 15,000,000 module usages per year by June, 2003; and

- Stage Two: 500 new clients with a resultant transaction volume of 30,000,000 module usages per year by January, 2004.

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

- conducting seminars in major cities and ports; and

- developing and releasing products that will provide "complimentary services" (as set out below).

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology on July 11, 2000 from Farrington International Inc. As at August 31, 2002, together with Farrington, we have expended a total of $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending August 31, 2003.

During the first two quarters ending November 30, 2001 and February 28, 2002, we conducted an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

Our assessment revealed that the companies currently developing software similar to our software will offer their customers services similar to those offered by our cargo logistics systems, although much narrower in scope and only within each company's respective network. These companies are building software modules, such as a shipping software and warehouse software modules, as opposed to a fully integrated system. In contrast, our cargo logistics system will be available to anyone with a personal computer or mobile device with an Internet connection and browser regardless of which shipping company or carrier the user chooses to utilize. In addition, as noted, our cargo logistics system is a fully integrated system, rather than a group of unconnected software modules. We have determined, however, that we should design our cargo logistics software to be more user-friendly and have a quicker response time as users move from screen to screen within the system. We have also determined that our cargo logistics software should be able to link with or provide data to other independent accounting software packages currently used in the freight forwarding and cargo industries.

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freights Services (New York). We are using this installation to test our software with the view to uncovering any problems and to improving system flexibility, which may require modifications and upgrades.

During the quarter ending May 31, 2002, our AirLogistics system progressed from the development stage to the deployment stage. In order to enable users to enjoy the complete web-based logistics solution, we enhanced our system with more features such as online booking control reports. We also completed the integration between our accounting system and a third party financial management system. The AirLogistics System is currently still undergoing a parallel run program in Hong Kong and New York. In terms of overall time table, we are on target for completing the parallel run by December 31, 2002.

Our OceanLogistics system is still in the development stage but we have established the basic procedure and infrastructure concept based on our research. We currently have completed the basic administrative modules, sailing schedule module and booking module. We are now working with sample data to test the modules in order to determine what further development is required for our OceanLogistics system.

In the last few months, several major implementations were completed in Air Logistics. These new features increased our user-base. Multi-currency is a new feature we deployed for production in September 2002. With this feature, user can input transactions to our system with different currencies. Both currency and exchange rate are save for each transaction. This allows our system to convert currency among offices for accounting purposes. In addition, all electronic documents are modified to support Multi-currency. User may print document by the specific currency and exchange rate. Direct Airway Bill is also deployed for user convenience. With Direct Airway Bill, user can create Master Bill directly from booking information. This increases productivity and reduces human error by eliminating unnecessary steps. Both Multi-currency and Direct Airway Bill are critical for non-USA shipment operations.

A series of modules have been implemented or modified in Ocean Logistics in the last few months. Sailing Schedule, Purchase Order, Booking, and Planning are some of the examples. Currently, we are testing these modules and we expect to receive feedback shortly.

Besides software development, a lot of efforts have been put to improve our hardware and network. In August, we migrated our system to a Clustered-environment to support 24 by 7 production. Currently, 2 individual machines with 5 server instances are used to serve as our system backbone. This provides load balancing and fail over capabilities for our system. In addition, we also changed to a different Internet Provider for better services on our T1 connection. We are currently exploring our options on a backup connection to the internet. Our objective is to achieve 0 unscheduled downtime with the backup internet connection and the "cluster-setup".

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $61,882 for the year ended August 31, 2002. As of August 31, 2002, we have an accumulated deficit of approximately $205,571. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2002. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $61,882 for the year ended August 31, 2002, and a loss of $68,551 for the year ended August 31, 2001. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the period ending August 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at November 1, 2002, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 2. Description of Property.

Our executive and head offices are located at #1208-808 Nelson Street, Vancouver, British Columbia, Canada V6C 2S1. The offices are extremely small in size and are provided to us on a rent free basis by Joanne Yan, one of our former directors. Neither Joanne Yan nor any member of her family is receiving any consideration in connection with the provision of this office space.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

On November 15, 2002, the shareholders' list of our common shares showed 40 registered shareholders and 8,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 40 registered shareholders as of November 15, 2002.

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

Recent Sales of Unregistered Securities

We did not issue any shares from treasury during the year ended August 31, 2002.

Item 6. Management's Plan of Operation.

Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2002, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2003, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

- to continue the research and development of our cargo logistics system ($100,000);

- to begin a marketing/advertising campaign for our cargo logistics system ($100,000);

- to cover further hardware and software acquisition costs ($130,000);

- to hire software engineers to assist in developing our cargo logistics system ($100,000);

- to cover legal and patent application costs in connection with our cargo logistics system ($30,000);

- to cover general and administrative expenses ($30,000); and

- to cover other miscellaneous general corporate costs ($10,000).

We intend to obtain the above-noted funds through the sale of our equity securities or by obtaining debt financing. At present, we have no agreements in place and have not taken any steps to raise such funds. There can be no assurance that we will be able to raise such funds, or that such funds will be available on terms that are acceptable to us. If we are unable to raise the funds necessary to carry out our plan of operation, then we will be unable to advance our business and our future operations may have to be scaled down or even ceased.

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended August 31, 2002, we have expended $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2003.

Future Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using any revenues which we may generate in the future from sales of our products and services. We intend to spend approximately 20% of any revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We intend to purchase approximately $130,000 worth of new computer equipment and software through the twelve months ended August 31, 2003. In the past 12 months, our expenses for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending August 31, 2003, we anticipate an increase in the number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Weinberg & Company, P.A. for the audited financial statements for the years ended August 31, 2002 and 2001 is included herein immediately preceding the audited financial statements.

3W Cyber Logistics, Inc. (audited):

Independent Auditor's Report, dated October 15, 2002.

Balance Sheet at August 31, 2002.

Statements of Operations for the years ended August 31, 2002 and 2001, and for the period from April 10, 1995 (inception) to August 31, 2002.

Statement of changes of stockholders deficiency from April 10, 1995 (inception) to August 31, 2002.

Statements of Cash Flows for the years ended August 31, 2002 and 2001, and for the period from April 10, 1995 (inception) to August 31, 2002.

Notes to the Financial Statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2002 AND 2001

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	INDEPENDENT AUDITORS' REPORT

PAGE	2	BALANCE SHEET AS OF AUGUST 31, 2002

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2002

PAGE	4	STATEMENT OF CHANGES OF STOCKHOLDERS' DEFICIENCY FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2002

PAGE	5	STATEMENTS OF CASH FLOW FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2002

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

3W Cyber Logistics, Inc.

(A development stage company)

We have audited the accompanying balance sheets of 3W Cyber Logistics, Inc. (a development stage company) as of August 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the two years then ended and for the period from April 10, 1995 (inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3W Cyber Logistics, Inc. as of August 31, 2002 and the results of its operations and its cash flows for the two years then ended and for the period from April 10, 1995 (inception) to August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses from operations, lack of revenue, negative cash flows from operations, stockholders' deficiency of $176,246 and working capital deficiency of $205,849 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, FL

October 15, 2002
ASSETS

CURRENT ASSETS
Cash	$7,602
Receivable - employee	702
Prepaid expenses	1,040
Total Current Assets	9,344

PROPERTY AND EQUIPMENT, NET	29,603

TOTAL ASSETS	$38,947

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,972
Deferred revenue	15,000
Loan payable - stockholder	195,221
Total Current Liabilities	215,193

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000
Additional paid-in capital	21,325
Accumulated deficit during development stage	(205,571)
Total Stockholders' Deficiency	(176,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$38,947

	For the Year Ended August 31, 2002	For the Year Ended August 31, 2001	For the Period From April 10, 1995 (Inception) to August 31, 2002

REVENUES	$-	$-	$-

OPERATING EXPENSES
Software development	-	-	25,000
Depreciation expense	21,146	33,832	76,123
Professional fees	35,545	35,767	71,313
Other general and administrative	5,256	193	34,441
Total Operating Expenses	61,947	69,792	206,877

OTHER INCOME
Interest income	65	1,241	1,306
Total Other Income	65	1,241	1,306

NET LOSS	$(61,882)	$(68,551)	$(205,571)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	8,000,000	7,419,178	6,462,051

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total
	Shares	Amount	Capital	Stage

Stock issued to founders	6,000,000	$6,000	$(5,900)	$-	$100

Net loss from April 10, 1995 (inception) to December 31, 1995	-	-	-	(100)	(100)

Balance, December 31, 1995	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1996	-	-	-	-	-

Balance, December 31, 1996	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1997	-	-	-	-	-

Balance, December 31, 1997	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1998	-	-	-	-	-

Balance, December 31, 1998	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1999	-	-	-	-	-

Balance, December 31, 1999	6,000,000	6,000	(5,900)	(100)	-

Net loss for the eight months ended August 31, 2000	-	-	-	(75,038)	(75,038)

Balance, August 31, 2000	6,000,000	6,000	(5,900)	(75,138)	(75,038)

Stock issued in recapitalization	2,000,000	2,000	22,225	-	24,225

Net Loss, 2001	-	-	-	(68,551)	(68,551)

Balance, August 31, 2001	8,000,000	8,000	16,325	(143,689)	(119,364)

In-kind contribution	-	-	5,000	-	5,000

Net loss, 2002	-	-	-	(61,882)	(61,882)

BALANCE, AUGUST 31, 2002	8,000,000	$8,000	$21,325	$(205,571)	$(176,246)

	For the Year Ended August 31, 2002	For the Year Ended August 31, 2001	For the Period From April 10, 1995 (Inception) to August 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(61,882)	$(68,551)	$(205,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,146	33,832	76,123
In-kind contribution of services	5,000	-	5,000
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivable - employee	(702)	-	(702)
(Increase) decrease in prepaid expenses	(1,040)	-	(1,040)
Increase (decrease) in accounts payable	(5,037)	10,009	4,972
Increase in deferred revenue	-	15,000	15,000
Net Cash Used In Operating Activities	(42,515)	(9,710)	(106,218)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	35,602	24,225	89,495
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	35,602	24,225	113,820

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,913)	14,515	7,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,515	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,602	$14,515	$7,602

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

(E) Fair Value of Financial Instruments

The carrying amounts of the Company's employee receivable, accounts payable and stockholder loan payable approximate fair value due to the relatively short period to maturity for their instruments.

(F) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense (benefit) recorded for the years ended August 31, 2002 and 2001 because of the Company's continued losses from operations. Any deferred tax asset arising form the Company's net operating loss carryforward of approximately $205,000 has been fully offset by a valuation allowance.

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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at August 31, 2002 and 2001.

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

Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2002 consisted of the following:

Computer equipment	$105,726
Less: accumulated depreciation	76,123

Property and equipment - net	$29,603

Depreciation expense for the years ended August 31, 2002 and 2001 was $21,146 and $33,832, respectively.

NOTE 3 LOAN PAYABLE - STOCKHOLDER

During the years ended August 31, 2002 and 2001, a stockholder of the Company paid $35,603 and $24,225, respectively for operating expenses on behalf of the Company. The loan of $195,221 is payable on demand, non-interest bearing and unsecured.

NOTE 4 RELATED PARTIES

A stockholder of the Company paid $35,603 and $24,225 of operating expenses on behalf of the Company (See Note 3). Also See Note 5 for services contributed to the Company by its President.

NOTE 5 EQUITY

The Company recorded additional paid-in capital of $5,000 at August 31, 2002 for the fair value of services contributed to the Company by a consultant.

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

During 2001 the Company amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $.001.

During 1995 the Company issued 100 (6,000,000 post recapitalization (See Note 1(A))) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue, negative cash flows from operations, stockholders' deficiency of $176,246 and working capital deficiency of $205,849 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues as of the date of the accompanying audit report. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

PART III

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
N/A	N/A(1)	N/A(1)	N/A

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

(2) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

(3) The named director has not filed a Form 3 - Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

Our chief executive officer did not receive any cash or other compensation during the fiscal years ended August 31, 2002, 2001 and 2000. During the years ended August 31, 2002 and 2001, our president did not receive a salary for services performed on our behalf. We do not intend to pay our president for his past services, but we have recorded compensation expense for these contributed services with an offsetting increase in additional paid-in-capital.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2002 and 2001 to our executive officers and directors. There were no stock options outstanding as at August 31, 2002. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership

The following table sets forth, as of August 31, 2002, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Li Ying Yan HSE B2, 23 Silver Cape Road Clear Water Bay, Hong Kong	1,600,000	20.0%
Paul Shio Chau Dunn Rm 1001 Peninsula Square 18 Sung On St. Hung, Hong Kong	3,250,000	40.6%
Wai Yip Chu 2309 London Drive Plano, Texas 75205	900,000	11.3%
Gim Choon Teoh 805 Linda Vista, No. 205C Arlington, Texas 76013	900,000	11.3%
Walter Wong 76-58, 172nd Street Fresh Meadows, New York 11366	Nil	Nil
Brian Hall Suite 101 - 5300 W, Sahara Ave. Las Vegas, Nevada 89146	10,000	0.13%
Directors and Officers (as a group)	6,660,000	83.3%

(1) Based on 8,000,000 shares outstanding as of August 28, 2002 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our Company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By: /s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: November 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: November 27, 2002

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director
Date: November 27, 2002

By: Brian Hall
Brian Hall, Director
Date: November 27, 2002

CERTIFICATIONS

I, Paul Dunn, certify that:

1. I have reviewed this annual report on Form 10-KSB of 3W Cyber Logistics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Paul Dunn
Signature:  Paul Dunn
Title:   President and Director (Principal Executive Officer)

CERTIFICATIONS

I, Li Ying Yan, certify that:

1. I have reviewed this annual report on Form 10-KSB of 3W Cyber Logistics, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Li Ying Yan
Signature:  Li Ying Yan
Title:   Secretary and Director (Principal Financial and Accounting Officer)