Form 10QSB
period 2002-11-30
3W CYBER LOGISTICS INC
filed 2003-01-13
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-32525

3W Cyber Logistics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0409155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1208-808 Nelson Street Vancouver, British Columbia, Canada
(Address of principal executive offices)
(604) 683-8018
(Issuer's telephone number)
n/a
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

8,000,000 common shares issued and outstanding as at January 1, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of 3W Cyber Logistics, Inc.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: January 10, 2003

/s/ Paul Dunn
Director of 3W Cyber Logistics, Inc.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2002

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF NOVEMBER 30, 2002 (UNAUDITED) AND AUGUST 31, 2002

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2002 (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2002 (UNAUDITED)

PAGE	4	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF NOVEMBER 30, 2002

ASSETS
	November 30, 2002 (Unaudited)	August 31, 2002
Current assets
Cash	$7,033	7,602
Receivable - employee	-	702
Prepaid expenses	2,000	1,040
Total Current Assets	9,033	9,344

PROPERTY AND EQUIPMENT	24,317	29,603
TOTAL ASSETS	$33,350	$38,947

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$6,833	4,972
Deferred revenue	15,000	$15,000
Loan payable - stockholder	195,221	195,221
Total Liabilities	217,054	215,193

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	22,575	21,325
Accumulated deficit during development stage	(214,279)	(205,571)

Total Stockholders' Deficiency	(183,704)	(176,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$33,350	$38,947
	For The Three Months Ended November 30, 2002	For The Three Months Ended November 30, 2001	For The Period From April 10, 1995 (Inception) To November 30, 2002

OPERATING EXPENSES
Software development	$-	$-	$25,000
Depreciation expense	5,287	7,612	81,409
Professional fees	3,357	1,443	74,671
Other general and administrative	76	47	34,517
Total Operating Expenses	8,720	9,102	215,597

OTHER INCOME
Interest income	12	29	1,318
Total Other Income	12	29	1,318

NET LOSS	$(8,708)	$(9,073)	$(214,279)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	6,512,178

	For The Three Months Ended November 30, 2002	For The Three Months Ended November 30, 2001	For The Period From April 10, 1995 (Inception) To November 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,708)	$(9,073)	$(214,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,286	7,612	81,409
In-kind contribution of services	1,250	-	6,250
Changes in operating assets and liabilities
(Increase) decrease in receivable - employee	702	-	-
(Increase) decrease in prepaid expenses	(960)	-	(2,000)
Increase (decrease) in accounts payable	1,861	(6,009)	6,833
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(569)	(7,470)	(106,787)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	-	-	89,495
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	-	-	113,820

NET INCREASE (DECREASE) IN CASH	(569)	(7,470)	7,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,602	14,515	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,033	$7,045	$7,033

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totaling $105,726, which was paid for by a shareholder.

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended August 31, 2002.

NOTE 2 LOAN PAYABLE - STOCKHOLDER

The total loan of $195,222 is payable on demand, non-interest bearing and unsecured.

NOTE 3 EQUITY

The Company recorded additional paid-in capital of $1,250 for the three months ended November 30, 2002 for the fair value of services contributed to the Company by a consultant.

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses, lack of revenue and working capital deficiency of $208,021 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "3W Cyber" mean 3W Cyber Logistics Inc., unless otherwise indicated.

General

We were incorporated under the laws of the State of Nevada on September 24, 1996, under the name M+T Nursing Services. On September 29, 1999, we changed our name to 3W Cyber Logistics, Inc.

Our Current Business

On July 11, 2000, we began operations, and continue to operate, as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts. For a detailed description of our current business, refer to our annual report on Form 10-KSB for the period ended August 31, 2003 filed with the Securities and Exchange Commission on November 29, 2002.

During the three months ended November 30, 2002, operating expenses totalled $8,720, and we experienced a net loss of $8,703 against no revenues, as compared to a net loss of $9,073 against no revenues for the three months ended November 30, 2001. The decrease in operating expenses was a result of a combination of a decrease in depreciation expenses and an increase in professional fees.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2002 was $7,033 and as at August 31, 2002 was $7,602.

For the three months ended November 30, 2002, net cash used in operating activities was ($569) compared to cash used in operating activities of ($7,470) for the same period in 2001. Net cash used in operating activities for 2002 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $Nil for the three months ended November 30, 2002 and $Nil for the same period in 2001. Financing activity for the year ended August 31, 2002 resulted from advances from shareholders.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through August 31, 2003 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2002 and the quarter ended November 30, 2002, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2003, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

- to continue the research and development of our cargo logistics system ($100,000);

- to begin a marking/advertising campaign for our cargo logistics system ($100,000);

- to cover further hardware and software acquisition costs ($130,000);

- to hire software engineers to assist in developing our cargo logistics system ($100,000);

- to cover legal and patent application costs in connection with our cargo logistics system ($30,000);

- to cover general and administrative expenses ($30,000) and

- to cover our miscellaneous general corporate costs ($10,000).

We intent to obtain the above-noted funds through the sale of our equity securities or by obtained debt financing. At present, we have no agreements in place and have not taken any steps to raise such funds. There can be no assurance that we will be able to raise such funds, or that such funds will be available on terms that are acceptable to us. If we are unable to raise the funds necessary to carry out our plan of operation, then we will be unable to advance our business and our future operations may have to be scaled down or even ceased.

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended November 30, 2002, we have expended $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2003.

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

Purchase of Significant Equipment

We intend to purchase approximately $130,000 worth of new computer equipment and software through the twelve months ended August 31, 2003. In the past 12 months, our expense for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools, etc.

Employees

Over the twelve months ending August 31, 2003, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $8,708 for the three months ended November 30, 2002. As of November 30, 2002, we have an accumulated deficit of approximately $214,279. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2002, which form part of our annual report on Form 10-KSB (filed on November 29, 2002). To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a loss of $8,708 for the three months ended November 30, 2002. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the period ending November 30, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at January 1, 2003, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer or their equivalents as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

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

(10) Material Contracts

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

3W CYBER LOGISTICS, INC.

By:/s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: January 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Paul Dunn
Paul Dunn, President and Director
Date: January 10, 2003

By:/s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial and Accounting Officer)
Date: January 10, 2003

By:/s/ Brian Hall
Brian Hall, Director
Date: January 10, 2003

CERTIFICATIONS

I, Paul Dunn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 3W Cyber Logistics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Paul Dunn
Signature:  Paul Dunn
Title:   President and Director (Principal Executive Officer)

CERTIFICATIONS

I, Li Ying Yan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 3W Cyber Logistics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Li Ying Yan
Signature:  Li Ying Yan
Title:   Secretary and Director (Principal Financial and Accounting Officer)