Form 10QSB
period 2003-02-28
3W CYBER LOGISTICS INC
filed 2003-04-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

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

8,000,000 common shares issued and outstanding as at April 1, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2003

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF FEBRUARY 28, 2003 (UNAUDITED) AND AUGUST 31, 2002

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2003 (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2003 (UNAUDITED)

PAGES	4-5	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF FEBRUARY 28, 2003

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	February 28, 2003 (Unaudited)	August 31, 2002
CURRENT ASSETS
Cash	$9,822	7,602
Receivable - employee	-	702
Prepaid expenses	2,000	1,040
Total Current Assets	11,822	9,344

PROPERTY AND EQUIPMENT	19,030	29,603

TOTAL ASSETS	$30,852	$38,947

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,479	4,972
Deferred revenue	15,000	15,000
Loan payable - stockholder	205,221	195,221
Total Liabilities	225,700	215,193

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	23,825	21,325
Accumulated deficit during development stage	(226,673)	(205,571)

Total Stockholders' Deficiency	(194,848)	(176,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$30,852	$38,947

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended February 28, 2003	For The Three Months Ended February 28, 2002	For The Six Months Ended February 28, 2003	For The Six Months Ended February 28, 2002	For The Period From April 10, 1995 (Inception) To February 28, 2003
OPERATING EXPENSES
Software development	$-	$-	$-	$-	$25,000
Depreciation expense	5,286	7,613	10,573	15,225	86,695
Professional fees	7,076	22,032	10,433	23,475	81,747
Other general and administrative	37	98	113	145	34,554
Total Operating Expenses	12,399	29,743	21,119	38,845	227,996

OTHER INCOME
Interest income	5	19	17	48	1,323
Total Other Income	5	19	17	48	1,323

NET LOSS	$(12,394)	$(29,724)	$(21,102)	$(38,797)	$(226,673)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000	6,558,640

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended February 28, 2003	For The Six Months Ended February 28, 2002	For The Period From April 10, 1995 (Inception) To February 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,102)	$(38,797)	$(226,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,573	15,225	86,695
In-kind contribution of services	2,500	-	7,500
Changes in operating assets and liabilities
Decrease in receivable - employee	702	-	-
(Increase) in prepaid expenses	(960)	-	(2,000)
Increase (decrease) in accounts payable	507	(2,509)	5,480
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(7,780)	(26,081)	(113,998)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	10,000	14,980	99,495
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	10,000	14,980	123,820

NET INCREASE (DECREASE) IN CASH	2,220	(11,101)	9,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,602	14,515	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,822	$3,414	$9,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2003

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

NOTE 2 LOAN PAYABLE - STOCKHOLDER

The total loan of $205,221 is payable on demand, non-interest bearing and unsecured.

NOTE 3 RELATED PARTIES

During the three months ended February 28, 2003, the Company received a loan of $10,000 from its majority stockholders (See Note 2).

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations of $226,673, has an accumulated negative cash flow from operations of $113,998, a working capital deficiency of $213,878 and stockholders' deficiency of $194,848 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Current Business

On July 11, 2000, we began operations as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts. For a detailed description of our current business, refer to our annual report on Form 10-KSB for the period ended August 31, 2002 filed with the Securities and Exchange Commission on November 29, 2002.

In January, 2002, the United States Customs Service launched the Container Security Initiative to prevent global containerized cargo from being exploited by terrorists. The United States Customs Service requests that carriers and/or automated non-vessel operating common carriers must submit a cargo declaration through their automatic manifest system at least 24 hours before cargo is laden aboard the vessel at a foreign port.

In order to respond to the Container Security Initiative, we have been implementing and integrating the automatic manifest system and the automated commercial system with our logistics system during the last fiscal quarter.

The automatic commercial system is the system used by the United States Customs Service to track, control, and process all commercial goods imported into the United States. The automatic commercial system facilitates merchandise processing, significantly cuts costs, and reduces paperwork requirements for both the United States Customs Service and the trade community. The automatic manifest system is one of the feature modules for manifest transmissions and communications between the United States Customs Service, carriers and non-vessel operating common carriers.

The objective for integrating our logistics system with these systems is to achieve communication electronically with the United States Customs Service and to provide real-time manifest status to our customers. Minimizing the duplicate input for operation and customs systems provides users with a more efficient environment. In addition, integrating our logistics system with the systems of the United States Customs Service ensures our users do not ship products with incomplete or missing declarations.

In January 2003, we entered into an agreement with Integrated Export Systems, Inc. which allows us to use and resell software created by Integrated Export Systems. This software will allow us to integrate our logistics software, on a real-time basis, directly with the systems of the United States Customs Service.

Procedures for ocean logistics have been changed due to the latest security policy from the US government. We are currently modifying our "OceanLogistics" system in order to response these new procedures. This will be the main focus for the next few months.

We are also currently working on several other projects which are related to the shipment of dangerous cargo and seafood cargo. These implementations will increase the handling features of our existing logistics system.

Three Months Ended February 28, 2003 and 2002

During the three months ended February 28, 2003, operating expenses totalled $12,399, and we experienced a net loss of $12,394 against no revenues, as compared to a net loss of $29,724 against no revenues for the three months ended February 28, 2002. The decrease in operating expenses was a result of a decrease in depreciation expenses and professional fees.

Six Months Ended February 28, 2003 and 2002

Operating expenses for the six months ended February 28, 2003, totaled $21,119 and we experienced a net loss of $21,102 against no revenues, as compared to a net loss of $38,797 against no revenues for the six months ended February 28, 2002. The decrease in operating expenses was a result of a decrease in depreciation expenses and professional fees.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 28, 2003 was $9,822 and as at August 31, 2002 was $7,602.

For the six months ended February 28, 2003, net cash used in operating activities was ($7,780) compared to cash used in operating activities of ($26,081) for the same period in 2002. Net cash used in operating activities for the six months ended February 28, 2003 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $10,000 for the six months ended February 28, 2003 and $14,980 for the same period in 2002. Financing activity for the year ended August 31, 2002 resulted from advances from shareholders.

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

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2002 and the quarter ended February 28, 2003, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2003, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

Since inception and for the period ended February 28, 2003, we have expended $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2003.

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

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

We are a software company which is primarily involved in the development, manufacture and marketing of an internet-based cargo logistics system. As a relatively new company, having only entered into licensing agreements with three users, we do not have a historical record of sales and revenues nor an established business track record. We have not earned any revenues since our incorporation.

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

We have a history of net losses and a lack of established revenues, and as a result, we expect to incur net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately $12,394 for the three months ended February 28, 2003. As of February 28, 2003, we have an accumulated deficit of approximately $226,673. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not generate revenues sufficient to cover our ongoing operating expenses, then we may have to scale back or even cease the operation of our business.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2002, which form part of our annual report on Form 10-KSB (filed on November 29, 2002). To the extent we are unable to generate revenues or sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

If we are unable to obtain additional capital that is necessary to establish and grow our business we may be forced to scale back or cease the operation of our business.

We incurred a loss of $12,394 for the three months ended February 28, 2003. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the period ending February 28, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or even cease the operation of our business.

If we fail to effectively manage our growth, our future business results could be harmed and our managerial and operational resources may be strained.

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

Unless we can establish significant sales of our cargo logistics system, our ongoing business may be significantly harmed.

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

If we are unable to achieve market acceptance for our products, we will be unable to build our business and our business may fail.

To date, we have entered into only three licensing agreements with respect to our cargo logistics system. Our success will depend on the acceptance of our cargo logistics system by the freight forwarding and cargo logistics industry, as well as by related businesses and the general public. Achieving such acceptance will require significant marketing investment. Internet-based technology generally, and our cargo logistics system specifically, may not achieve widespread acceptance by businesses in general, or by freight carriers, freight forwarders or freight agents specifically, which could limit our ability to develop and expand our business. The market for internet-based cargo logistics systems is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers, and internet-based cargo logistics technology in general. The adoption of our cargo logistics system could be hindered by the perceived costs of this new technology, as well as by the reluctance of businesses that have invested substantial resources in existing document management systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established freight forwarding companies, about the uses and benefits of our cargo logistics system. If these efforts fail, or if our cargo logistics system does not achieve commercial acceptance, we may not be able to generate any revenues and our business may fail.

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

Rapid technological changes in the computer software and hardware industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues and become or remain profitable.

The development and sales of our current and future software programs are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage software engineers and developers who are experienced in the software program market, we only have limited experience in developing and marketing such software programs.

Specifically, the cargo logistics and freight forwarding industry within which we operate is subject to technological change. The development of new technology by companies with products similar to those offered by us may render our cargo logistics system obsolete. Our success will depend upon our ability to continually enhance and support our cargo logistics system, and to develop and introduce new products that keep pace with technological developments and that address the changing needs of the marketplace. Although we expect to devote significant resources to research and development activities, there can be no assurance that these activities will result in the successful development of new internet-based cargo logistics technologies and internet-based cargo logistics software products or the enhancement of existing technologies and products. In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with the software programs provided by us. Those technological advances could also lower the costs of other software programs that compete with our software programs resulting in pricing or performance pressure on our software programs. If we are unable to keep pace with technological changes or develop a competitive product, then our ability to generate revenues would be significantly harmed.

Unscheduled delays in development of our software products or the implementation of our sales program could result in lost or delayed revenues.

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

There can be no assurance that we will successfully develop further enhancements to our cargo logistics system on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our software programs or a delay in the implementation of our sales and marketing program could result in increased costs and could have a materially adverse effect on our ability to generate revenues and continue our ongoing business.

If we are unable to protect our proprietary technology, then our ability to compete and our ability to generate revenues would be negatively affected.

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

Our ability to forecast our sales is limited, and therefore our operating results may fluctuate significantly.

Our ability to accurately forecast our sales is limited, as a result of which, our operating results may fluctuate significantly. We are unable to predict when we will start generating revenues. We expect that our results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

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

Due to these and other factors, and because the market for internet-based cargo logistics systems is new and evolving, our ability to accurately forecast our sales is limited. In addition, in the near future, most of our costs will be related to personnel, facilities, and research and development, which are relatively fixed in the short term. If we do not generate significant revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our future employees and facilities. As a result, our operating results could fluctuate and this fluctuation could adversely affect the market price of our common stock in the future.

In converting potential clients to our cargo logistics system we may experience lengthy sales and implementation cycles, and as a result, license and services revenue and operating results may fluctuate quarter to quarter, which may cause our stock price to be volatile or decline.

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

If we fail to respond to changes in the internet-based cargo logistics system market, then our ability to generate revenues would be adversely affected.

In the event that we fail to respond to changes in the market for internet-based cargo logistics systems, we may experience a loss of revenues. The internet-based cargo logistics system industry is relatively new and is evolving. Our success will depend substantially upon our ability to enhance our proposed products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functions or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with sales of new products, our ability to generate revenues and continue our ongoing business will be adversely impacted.

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

Because sales to customers outside of Canada and the United States may account for a significant portion of our revenues in the future, we may be subject to a variety of risks associated with conducting business internationally.

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

If we lose one or more of our management or technical personnel, we may be unable to improve or enhance our current software products or develop new products.

As at April 1, 2003, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be materially adversely affected. We intend to hire a significant number of additional personnel, including software engineers, sales and marketing personnel and operational personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could negatively affect our ability to improve and enhance our products and our ability to develop new products. This would affect our ability to compete and our ability to generate revenues.

Trading of our stock may be restricted by the sec's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

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

Since a relatively small group of shareholders own a large percentage of our outstanding shares, they are able to significantly influence matters requiring shareholder approval.

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

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On January 13, 2003, we filed a Form 8-K Current Report advising that on January 13, 2003 we filed our Form 10-QSB quarterly report for the period ended November 30, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 906 of the Sarbanes-Oxley Act.

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

*Filed Herewith

**Exhibits 10.1 through 10.4 are incorporated by reference from our Form 10-SB/A, filed on January 8, 2002

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 **

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 **

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 **

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 **

10.5 Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 *

99.1 Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Paul Dunn)*

99.2 Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Li Ying Yan )*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By: /s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: April 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Paul Dunn
Paul Dunn, President and Director
Date: April 11, 2003

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 11, 2003

By: /s/ Brian Hall
Brian Hall, Director
Date: April 11, 2003

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ Li Ying Yan
Signature:  Li Ying Yan
Title:   Secretary and Director (Principal Financial and Accounting Officer)