Form 10QSB
period 2003-05-31
3W CYBER LOGISTICS INC
filed 2003-07-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2003

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

8,000,000 common shares issued and outstanding as at July 14, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2003

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MAY 31, 2003 (UNAUDITED)
PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2003 (UNAUDITED)
PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2003 (UNAUDITED)
PAGE	4	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) AS OF MAY 31, 2003

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

(UNAUDITED)

ASSETS
May 31, 2003
CURRENT ASSETS
Cash	$6,692
Prepaid expenses	2,000
Total Current Assets	8,692

PROPERTY AND EQUIPMENT	13,744

TOTAL ASSETS	$22,436

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,569
Deferred revenue	15,000
Loan payable - stockholder	205,221
Total Liabilities	224,790

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000
Additional paid in capital	25,075
Accumulated deficit during development stage	(235,429)

Total Stockholders' Deficiency	(202,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$22,436

See accompanying notes to condensed financial statements.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended May 31, 2003	For The Three Months Ended May 31, 2002	For The Nine Months Ended May 31, 2003	For The Nine Months Ended May 31, 2002	For The Period From April 10, 1995 (Inception) To May 31, 2003
OPERATING EXPENSES
Software development	$-	$-	$-	$-	$25,000
Depreciation expense	5,286	634	15,859	15,859	91,982
Professional fees	3,455	7,552	13,888	31,027	85,202
Other general and administrative	20	48	133	193	34,573
Total Operating Expenses	8,761	8,234	29,880	47,079	236,757

OTHER INCOME
Interest income	5	4	22	52	1,328
Total Other Income	5	4	22	52	1,328

NET LOSS	$(8,756)	$(8,230)	$(29,858)	$(47,027)	$(235,429)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000	6,603,228

See accompanying notes to condensed financial statements.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended May 31, 2003	For The Nine Months Ended May 31, 2002	For The Period From April 10, 1995 (Inception) To May 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29,858)	$(47,027)	$(235,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,859	15,859	91,982
In-kind contribution of services	3,750	-	8,750
Changes in operating assets and liabilities
Decrease in receivable - employee	702	-	-
(Increase) in prepaid expenses	(960)	-	(2,000)
Increase (decrease) in accounts payable	(403)	2,237	4,569
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(10,910)	(28,931)	(117,128)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	10,000	15,603	99,495
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	10,000	15,603	123,820

NET INCREASE (DECREASE) IN CASH	(910)	(13,328)	6,692

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,602	14,515	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,692	$1,187	$6,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to condensed financial statements.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2003

(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

NOTE 3 RELATED PARTIES

During the nine months ended May 31, 2003, the Company received a loan of $10,000 from its majority stockholders (See Note 2).

NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations of $235,429, has an accumulated negative cash flow from operations of $117,128, a working capital deficiency of $216,098 and stockholders' deficiency of $202,354 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In January, 2002, the United States Customs Service launched the Container Security Initiative to prevent global containerized cargo from being exploited by terrorists. Starting December 2, 2002, the United States Customs Service implemented the 24-hour Cargo Manifest Rule as part of the new Homeland Security requirement. The rule requires carriers and non-vessel operating common carriers that are responsible for cargo shipments to the United States from foreign ports to file certain manifest information 24 hours before cargo is loaded on the ship.

In order to respond to the Container Security Initiative, we have been implementing and integrating the automatic manifest system and the automated commercial system with our logistics system during the last two quarters.

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

There are thousands of non-vessel operating common carriers located throughout Hong Kong, China and Taiwan who need to comply with the United States Customs Service's 24-hour manifest rule. In January 2003, we have entered into an agreement with Integrated Export Systems, Inc. which allows us to use and resell its software. This software will allow us to integrate our logistics software, on a real-time basis, directly with the systems of the United States Customs Service. This link will enable the filing of the manifest information directly with United States Customs and protect the privacy of customer information.

Owing to the latest launch of security policy by the United States Government, our "OceanLogistics" system has been changed to incorporate these new requirements. We are continuously modifying our "OceanLogistics" system towards this new business logic. This will be our primary focus for the next few months.

We are continuously working on several projects related to dangerous cargo and seafood cargo. These implementations will increase the handling features of our existing logistics system and will improve operating efficiencies.

Three Months Ended May 31, 2003 and 2002

During the three months ended May 31, 2003, operating expenses totalled $8,761, and we experienced a net loss of ($8,756) against no revenues, as compared to a net loss of ($8,230) against no revenues for the three months ended May 31, 2002. The increase in operating expenses was a result of an increase in depreciation expenses, partly offset by a decrease in professional fees.

Nine Months Ended May 31, 2003 and 2002

Operating expenses for the nine months ended May 31, 2003, totaled $29,880 and we experienced a net loss of ($29,858) against no revenues, as compared to a net loss of ($47,027) against no revenues for the nine months ended May 31, 2002. The decrease in operating expenses was a result of a decrease in professional fees.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2003 was $6,692.

For the nine months ended May 31, 2003, net cash used in operating activities was ($10,910) compared to cash used in operating activities of ($29,831) for the same period in 2002. Net cash used in operating activities for the nine months ended May 31, 2003 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $10,000 for the nine months ended May 31, 2003 and $15,603 for the same period in 2002. Financing activity for the year ended August 31, 2002 resulted from advances from shareholders.

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

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2002 and the quarter ended May 31, 2003, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2003, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

Since inception and for the period ended May 31, 2003, we have expended $25,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2003.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of approximately ($8,756) for the three months ended May 31, 2003. As of May 31, 2003, we have an accumulated deficit of approximately ($235,429). We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not generate revenues sufficient to cover our ongoing operating expenses, then we may have to scale back or even cease the operation of our business.

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

We incurred a loss of ($8,756) for the three months ended May 31, 2003. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the year ending August 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have entered into only three licensing agreements with respect to our cargo logistics system, one of which was subsequently terminated in September, 2001. Our success will depend on the acceptance of our cargo logistics system by the freight forwarding and cargo logistics industry, as well as by related businesses and the general public. Achieving such acceptance will require significant marketing investment. Internet-based technology generally, and our cargo logistics system specifically, may not achieve widespread acceptance by businesses in general, or by freight carriers, freight forwarders or freight agents specifically, which could limit our ability to develop and expand our business. The market for internet-based cargo logistics systems is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers, and internet-based cargo logistics technology in general. The adoption of our cargo logistics system could be hindered by the perceived costs of this new technology, as well as by the reluctance of businesses that have invested substantial resources in existing document management systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established freight forwarding companies, about the uses and benefits of our cargo logistics system. If these efforts fail, or if our cargo logistics system does not achieve commercial acceptance, we may not be able to generate any revenues and our business may fail.

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

As at July 14, 2003, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation dated September 24, 1996 (1)

3.2 By-laws, effective as of September 24, 1996 (1)

3.3 Corporate Charter, dated September 24, 1996 (1)

3.4 Certificate of Amendment of Articles of Incorporation, dated June 15, 2000 (1)

3.5 Certificate of Correction, dated January 23, 2001 (1)

(10) Material Contracts

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 (1)

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 (1)

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 (1)

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 (1)

10.5 Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 (2)

99.1* Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Paul Dunn)*

99.2* Section 906 Certification under the Sarbanes-Oxley Act of 2002 (Li Ying Yan )*

*Filed Herewith

(1) Exhibits 3.1 through 3.5 are incorporated by reference from our Form 10-SB/A, filed on January 8, 2002

(2) Exhibit 10.5 is incorporated by reference from our Form 10-QSB filed on April 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By:/s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: July 10, 2003

By:/s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: July 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Paul Dunn
Paul Dunn, President and Director
Date: July 10, 2003

By:/s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: July 10, 2003

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

Date: July 10, 2003

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

Date: July 10, 2003

/s/ Li Ying Yan
Signature:  Li Ying Yan
Title:   Secretary and Director (Principal Financial and Accounting Officer)