Form 10KSB
period 2003-08-31
3W CYBER LOGISTICS INC
filed 2003-11-28
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  August 31, 2003
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

Issuer's telephone number, including area code (604) 683-8018

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value $0.001 (Title of class)

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

8,000,000 common shares issued and outstanding as of November 1, 2003

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

On July 11, 2000, we entered into a Purchase and Sale Agreement with Farrington International, Inc., a British Virgin Islands company, pursuant to which we purchased all of Farrington's computer equipment and the rights to an internet-based cargo logistics system. The purchase price payable by us to Farrington for these assets pursuant to the Purchase Agreement was based upon the historical cost of the computer equipment of $150,000. Since the last private placement of our common shares prior to the date of the completion of the purchase of these assets was effected at a price of $0.025 (after accounting for the forward split), we issued 6,000,000 shares to Farrington. Our board of directors approved the agreement on December 14, 2000 and we took possession of the hardware and software on that date. We issued the shares to Farrington on February 27, 2001. This was a related party transaction as Farrington was at the time of the transaction a private company of which 20% of the issued and outstanding shares are owned by Li Ying Yan, one of our directors, 50% of the issued and outstanding shares are owned by Paul Shio Chau Dunn, our President and one of our directors and 15% of the issued and outstanding shares are owned respectively by each of Wai Yip Chu and Gim Choon Teoh, each of whom is one of our key employees. Paul Dunn negotiated the Purchase Agreement on behalf of Farrington and Li Ying Yan negotiated on our behalf. Both parties agreed that the purchase price of 6,000,000 common shares was a fair and reasonable purchase price because it represented only the cost of the computer equipment being purchased, with a cost of $150,000, divided by $0.025, being the price per share that we last sold our common shares to other shareholders (after accounting for the forward split). Farrington sold the assets to us because Paul Dunn anticipated the need to obtain financing in the future, and wished to raise such financing through a U.S. domestic corporation.

The agreement with Farrington was accounted for as a recapitalization, since at the completion of this exchange with Farrington, Farrington controlled our company. Following the accounting for recapitalization, the financial statements subsequent to the closing of the exchange with Farrington are presented as a continuation of Farrington. Accordingly, our operations are consolidated with those of Farrington since the date of the acquisition of our company by Farrington. See Note 1 to the audited financial statements for the year ended August 31, 2003 for details on the accounting of the recapitalization.

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

The Cargo Logistics System

In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we are continuing the development of the internet-based cargo logistics system. Our cargo logistics system enables each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system utilizes a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts.

In April, 2002, we revamped our corporate website. The enhanced website provides a platform for our future registered clients to gain online access to our cargo logistics software. We continue to enhance the operational functions of our website to better serve our future customers. As of our fiscal year end, we did not have any commercial clients using our software, but one of the participants in our testing and evaluation program has recently deployed our "AirLogistics" system in their day-to-day operation. We anticipate that this participant will fully adopt our "AirLogistics" system in 2004.

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

The first phase will involve the distribution to an initial corporate user group. The second phase will involve rapid development of our corporate base clients through a process of network marketing. The third phase will involve expanding our corporate base clients by using marketing methods such as trade shows and targeted advertising. These first three phases focus on the implementation, deployment and sale of our primary services. The fourth phase will involve the introduction of our complimentary services. We anticipate that one of the participants in our testing and evaluation program will fully adopt our system in 2004 and once this happens we will proceed to Phase One.

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

Primary Services

Phase One

To date, several companies worldwide have expressed an interest in utilizing our cargo logistics system. A third generation mobile communication technology has been incorporated into our software, and as a result, our cargo logistics software will be accessible not only by computer but also by third generation mobile phone and palm pilot users. Although a preliminary version of our software was ready to be released in July, 2001, none of the companies are currently using the software system. Although we originally anticipated that several or all of the interested companies would be utilizing our cargo logistics software by September, 2001, we decided to conduct an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

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

In 2002, our AirLogistics system progressed from the development stage to the deployment stage. Currently, both Wice Marine Services Ltd. (Hong Kong) and Wice Freight Services Inc. (New York) have started using and testing the AirLogistics System. New features of the AirLogistics System include Multi-currency, Direct Airway Bill and On-line Booking Control Reports. These new features increased the on-line functionality and brought added convenience for users. We also completed the integration between our accounting system and a third party financial management system. All administration modules in our AirLogistics System have been completed. From the feedback received from the users testing the system, we added a new feature, client accounts, to the system. This feature allows a forwarder client to perform certain business such as booking and tracking through the Internet. We also added other features to the system and we are currently developing other modules for the system, including shipping schedule, booking, purchase order and container load planning.

We are continuously working on several projects related to dangerous cargo and seafood cargo. These implementations will increase the handling features of our existing logistics system and will improve its operating efficiency.

We do continuously provide high quality support to the testing users in Hong Kong. In fact, they are using AirLogistics for day-to-day operations and we expect that they will fully adopt our system in 2004.

We may be able to publicly release our software after this user fully adopts our software for its day-to-day operations.

Our OceanLogistics system is still in the development stage.

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

Besides the software development, a lot of efforts have been put to improve our hardware and network. We have performed four upgrades on our AirLogistics system server cluster and one upgrade on our database server in the past 12 months.

Phase Two

As noted, to date none of the interested companies have executed agreements and we anticipate that we will not enter into any such agreements until we have received feedback and have further refined our cargo logistics software, which we expect we should be able to complete by the end of 2003. After we have completed the further refinement of our software, we intend to approach the interested companies with the view to having them commence utilizing our software. After several of these companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these companies.

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

Phase Three

Shortly after initiating our phase two network marketing campaign but prior to achieving all of the phase two benchmarks, we intend to initiate the third phase of the sales and marketing program, which will involve the pursuit of additional clients not necessarily associated with these interested companies or their business contacts. We intend to employ the following sales and marketing techniques in the third phase:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology on July 11, 2000 from Farrington International Inc. As at August 31, 2003, together with Farrington, we have expended a total of $73,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending August 31, 2004

In 2002, we conducted an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

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

In May, 2002, our AirLogistics system progressed from the development stage to the deployment stage. In order to enable users to enjoy the complete web-based logistics solution, we enhanced our system with more features such as online booking control reports. We also completed the integration between our accounting system and a third party financial management system. The AirLogistics System is currently still undergoing a parallel run program in Hong Kong and New York. In terms of overall time table, we are on target for completing the parallel run by December 31, 2003.

Our OceanLogistics system is still in the development stage but we have established the basic procedure and infrastructure concept based on our research. We have completed the basic administrative modules, sailing schedule module, booking module, purchase order module and planning module.

Implementation of our OceanLogistics system has been delayed and interrupted several times in the past 12 months. The difficulties we encountered included:

1. changes in government rules - this caused major impacts on the logistic procedures and because of these changes, most of the early development had to be redone;

2. market uncertainty - in response to the government changes, we spent considerable amounts of time on the development of "Automatic Manifest System" but we later made a decision to abandon the project due to the market conditions (high competition, high risk, low profit margin);

3. unavailable test target - in the past, users in Hong Kong spent time with us to test the AirLogistics system and we relied on their information (implementation specification, site specific customization and user feedback) to ensure our system would be accepted by the public. Since we had no such test for our OceanLogistics system, the OceanLogistics development was deferred; and

4. lack of resources - we lacked the resources that we required to hire employees with the necessary expertise to complete this system.

Owing to the latest launch of security policy by the United States Government, our "OceanLogistics" system has been changed to incorporate these new requirements. We are continuously modifying our "OceanLogistics" system towards this new business logic. This will be our primary focus for the next few months.

In the last few months, all administration modules in our AirLogistics System have been completed. From the feedback received from the testing users, we added a new entity, client accounts, to the system. This allows forwarder clients to perform certain business such as booking and tracking through the internet. We also added many other features. Other modules such as shipping schedule, booking, purchase order, container load planning are being developed.

We do continuously provide high quality support to the testing users in Hong Kong. In fact, they are using AirLogistics for day-to-day operation and we expect they will switch from the parallel run to fully adopt our system in 2004.

Besides software development, a lot of efforts have been put to improve our hardware and network. We have performed four upgrades to our AirLogistics system server cluster and one upgrade to our database server in the past 12 months.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $182,817 for the year ended August 31, 2003. As of August 31, 2003, we have an accumulated deficit of $388,388. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2003. To the extent that such expenses are not followed in a timely manner by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS

We incurred a net loss of $182,817 for the year ended August 31, 2003, and a net loss of $61,882 for the year ended August 31, 2002. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the period ending August 31, 2004 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at November 1, 2003, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

On November 1, 2003 the shareholders' list of our common shares showed 40 registered shareholders and 8,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 40 registered shareholders as of November 1, 2003.

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

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended August 31, 2003.

Item 6. Management's Plan of Operation.

Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2003, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2004, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended August 31, 2003, we have expended $73,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2004.

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

Purchase of Significant Equipment

We intend to purchase approximately $130,000 worth of new computer equipment and software through the twelve months ended August 31, 2004. In the past 12 months, our expenses for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending August 31, 2004, we anticipate an increase in the number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Webb & Company, P.A. for the audited financial statements for the years ended August 31, 2003 and 2002 is included herein immediately preceding the audited financial statements.

3W Cyber Logistics, Inc. (audited):

Independent Auditor's Report, dated October 22, 2003.

Balance Sheets at August 31, 2003 and 2002.

Statements of Operations for the years ended August 31, 2003 and 2002, and for the period from April 10, 1995 (inception) to August 31, 2003.

Statement of changes of stockholders deficiency from April 10, 1995 (inception) to August 31, 2003.

Statements of Cash Flows for the years ended August 31, 2003 and 2002, and for the period from April 10, 1995 (inception) to August 31, 2003.

Notes to the Financial Statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF AUGUST 31, 2003 AND 2002

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	INDEPENDENT AUDITORS' REPORT

PAGE	F-2	BALANCE SHEETS AS OF AUGUST 31, 2003 and 2002

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2003

PAGE	F-4	STATEMENT OF CHANGES OF STOCKHOLDERS' DEFICIENCY FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2003

PAGE	F-5	STATEMENTS OF CASH FLOW FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2003

PAGES	F-6 - F-9	NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
3W Cyber Logistics, Inc.
(A development stage company)

We have audited the accompanying balance sheets of 3W Cyber Logistics, Inc. (a development stage company) as of August 31, 2003 and 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the two years then ended and for the period from April 10, 1995 (inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3W Cyber Logistics, Inc. as of August 31, 2003 and 2002 and the results of its operations and its cash flows for the two years then ended and for the period from April 10, 1995 (inception) to August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses from operations, lack of revenue, negative cash flows from operations from inception of $189,319, stockholders' deficiency of $354,063 and working capital deficiency of $363,662 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, FL
October 22, 2003

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31,

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$3,785	$7,602
Other receivable - employee	-	702
Prepaid expenses	2,000	1,040

Total Current Assets	5,785	9,344
PROPERTY AND EQUIPMENT, NET	9,599	29,603

TOTAL ASSETS	$15,384	$38,947

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,674	$4,972
Accrued Officer compensation	50,000	-
Deferred revenue	15,000	15,000
Loan payable - stockholder	275,773	195,221

Total Current Liabilities	369,447	215,193

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	26,325	21,325
Accumulated deficit during development stage	(388,388)	(205,571)

Total Stockholders' Deficiency	(354,063)	(176,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$15,384	$38,947

See accompanying notes to financial statement.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For the Year Ended August 31, 2003	For the Year Ended August 31, 2002	For the Period From April 10, 1995 (Inception) to August 31, 2003

REVENUES	$-	$-	$-

OPERATING EXPENSES
Officer compensation	50,000	-	50,000
Software development	48,000	-	73,000
Depreciation expense	21,272	21,146	97,395
Professional fees	23,154	35,545	99,467
Other general and administrative	21,574	5,256	51,015

Total Operating Expenses	164,000	61,947	370,877

Loss from Operations	(164,000)	(61,947)	(370,877)
OTHER INCOME
Interest expense	(18,840)	-	(18,840)
Interest income	23	65	1,329

Total Other Income	(18,817)	65	(17,511)

NET LOSS	$(182,817)	$(61,882)	$(388,388)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	6,645,140

See accompanying notes to financial statement.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES OF STOCKHOLDERS' DEFICIENCY
FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2003
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

	Shares	Amount
Stock issued to founders	6,000,000	$6,000	$(5,900)	$-	$100
Net loss from April 10, 1995 (inception) to December 31, 1995	-	-	-	(100)	(100)

Balance, December 31, 1995	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1996	-	-	-	-	-

Balance, December 31, 1996	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1997	-	-	-	-	-

Balance, December 31, 1997	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1998	-	-	-	-	-

Balance, December 31, 1998	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1999	-	-	-	-	-

Balance, December 31, 1999	6,000,000	6,000	(5,900)	(100)	-
Net loss for the eight months ended August 31, 2000	-	-	-	(75,038)	(75,038)

Balance, August 31, 2000	6,000,000	6,000	(5,900)	(75,138)	(75,038)
Stock issued in recapitalization	2,000,000	2,000	22,225	-	24,225
Net Loss, 2001	-	-	-	(68,551)	(68,551)

Balance, August 31, 2001	8,000,000	8,000	16,325	(143,689)	(119,364)
In-kind contribution	-	-	5,000	-	5,000
Net loss, 2002	-	-	-	(61,882)	(61,882)

Balance, August 31, 2002	8,000,000	8,000	21,325	(205,571)	(176,246)
In-kind contribution	-	-	5,000	-	5,000
Net loss, 2003	-	-	-	(182,817)	(182,817)

BALANCE, AUGUST 31, 2003	8,000,000	$8,000	$26,325	$(388,388)	$(354,063)

See accompanying notes to financial statement.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Year Ended August 31, 2003	For the Year Ended August 31, 2002	For the Period From April 10, 1995 (Inception) to August 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(182,817)	$(61,882)	$(388,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,272	21,146	97,395
In-kind contribution of services	5,000	5,000	10,000
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivable - employee	702	(702)	-
(Increase) decrease in prepaid expenses	(960)	(1,040)	(2,000)
Increase (decrease) in accounts payable	23,702	(5,037)	28,674
Increase in officer compensation	50,000	-	50,000
Increase in deferred revenue	-	-	15,000

Net Cash Used In Operating Activities	(83,101)	(42,515)	(189,319)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,268)	-	(1,268)

Net cash Used in Inventory Activities	(1,268)	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	80,522	35,602	170,047
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	80,522	35,602	194,372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,817)	(6,913)	3,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,602	14,515	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,785	$7,602	$3,785

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION

Cash paid for interest expense	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statement.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2003 AND 2002

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
AS OF AUGUST 31, 2003 AND 2002

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

(E) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable and stockholder loan payable approximate fair value due to the relatively short period to maturity for their instruments.

(F) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense (benefit) recorded for the years ended August 31, 2003 and 2002 because of the Company's continued losses from operations. Any deferred tax asset arising form the Company's net operating loss carryforward of approximately $388,000 has been fully offset by a valuation allowance.

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

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2003 AND 2002

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." There were no common stock equivalents at August 31, 2003 and 2002.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2003 consisted of the following:

	2003	2002
Computer equipment	$106,994	$105,726

Less: accumulated depreciation	97,395	76,123

Property and equipment - net	$9,599	$29,603

Depreciation expense for the years ended August 31, 2003 and 2002 and for the period from April 10, 1995 (inception to August 31, 2003) was $21,272, $21,146 and $97,395, respectively.

NOTE 3 LOAN PAYABLE - STOCKHOLDER

During the years ended August 31, 2003 and 2002, a stockholder loaned the Company $80,552 and $35,602, respectively, for operating expenses. The total loan of $275,773, bears interest at 8%, is payable on demand, and is unsecured. As of August 31, 2003, the Company has $18,840 recorded in accrued expenses related to the loan payable (See Note 4).

NOTE 4 RELATED PARTIES

During the years ended August 31, 2003 and 2002, a stockholder loaned the Company $80,552 and $35,602, respectively, for operating expenses (See Note 3).

During the year ended August 31, 2003, the Company accrued a bonus of $50,000 to its President for services.

NOTE 5 EQUITY

The Company recorded additional paid-in capital of $5,000 for the years ended August 31, 2003 and 2002 for the fair value of services contributed to the Company by a consultant.

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2003 AND 2002

During 2001 the Company amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $.001.

During 1995 the Company issued 100 (6,000,000 post recapitalization (See Note 1(A))) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses from operations, lack of revenue, negative cash flows from operations from inception of $189,319, stockholders' deficiency of $354,063 and working capital deficiency of $363,662 raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues as of the date of the accompanying audit report. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

PART III

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In June, 2003 we decided to engage new auditors as our independent accountants to audit our financial statements. Our board of directors approved the change of accountants from Weinberg & Company, P.A. to Webb & Company, P.A. effective June 24, 2003 Our decision to change accountants was based on the fact that Derek M. Webb, the auditor at Weinberg & Company, P.A. who was primarily responsible for the review and audit of our financial statements, left his position at Weinberg & Company, P.A. to establish his own accounting firm called Webb & Company, P.A.

During our recent fiscal years ended August 31, 2002 and 2001, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Weinberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or other procedure. The report on the financial statements prepared by Weinberg & Company, P.A. for either of the fiscal years ended August 31, 2002 or 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report on the financial statements prepared by Weinberg & Company, P.A. for the years ended August 31, 2002 and 2001 was, however modified as to uncertainty as the report contained a modifying paragraph with respect to our ability to continue as a going concern.

We have engaged the firm of Webb & Company, P.A. effective June 25, 2003. In connection with the fiscal years ended August 31, 2002 and 2001 and any subsequent interim periods preceding the change in accountants, Webb & Company, P.A. was not consulted on any matter relating to accounting principles to a specific complete or proposed transaction or the proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal years ended August 31, 2002 and 2001 and any subsequent interim periods preceding the change in accountants, Webb & Company, P.A. did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Dunn	President and Director	45	September 28, 1999
Li Ying Yan	Secretary/Treasurer and Director	38	September 28, 1999
Wai Yip Chu	Manager, Research and Development	28	October 1, 1999
Gim Choon Teoh	Chief Engineer	29	October 1, 1999
Walter Wong	Project Manager	28	January 1, 2000
Brian Hall	Director	59	December 14, 2000

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Effective November 21, 2003, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: 3W Cyber Logistics. Inc., 1208 - 808 Nelson Street, Vancouver, British Columbia, Canada, V6Z 2S1.

Item 10. Executive Compensation.

Our president did not receive any cash or other compensation during the fiscal years ended August 31, 2003, 2002 and 2001, but we did agree to provide our president with a bonus of $50,000 for the services he has provided to our company during the year ended August 31, 2003. We intend to pay the bonus when we start generating revenues.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2003 and 2002 to our executive officers and directors. There were no stock options outstanding as at August 31, 2003. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership

The following table sets forth, as of November 1, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

(1) Based on 8,000,000 shares outstanding as of November 1, 2003 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

During the years ended August 31, 2003 and 2002, Paul Dunn, our president and one of our directors, loaned us $80,552 and $35,682 respectively for the payment of operating expenses on behalf of our company. The loan is payable on demand, bears interest at 8% and is unsecured. To date, Paul Dunn has loaned us an aggregate of $275,773 which was used for the purchase of equipment and for the payment of ongoing operating costs.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

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

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Certification of Paul Dunn

31.2 Certification of Li Ying Yan

(32) Section 906 Certifications

32.1 Certification of Paul Dunn

32.2 Certification of Li Ying Yan

Item 14. Principal Accountants Fees and Services

Effective June 24, 2003 we changed our accountant from Weinberg & Company, P.A. to Webb & Company, P.A. to act as independent auditors to audit our financial statements for the current fiscal year.

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending November 30, and February 28, 2003 and 2002 were $3,175.

The aggregate fees billed by Webb & Company, P.A. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarter ending May 31, 2003 were $3,250.

Audit Related Fees

For the fiscal year ended August 31, 2002, the aggregate fees billed for assurance and related services by Weinberg & Company, P.A. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

For the fiscal year ended August 31, 2003, the aggregate fees billed for assurance and related services by Webb & Company, P.A. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal year ended August 31, 2002, the aggregate fees billed by Weinberg & Company, P.A. for other non-audit professional services, other than those services listed above, totalled $nil.

For the fiscal year ended August 31, 2003, the aggregate fees billed by Webb & Company, P.A. for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Webb & Company, P.A. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Webb & Company, P.A. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Webb & Company, P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by both Weinberg & Company, P.A. and Webb & Company, P.A., and believes that the provision of services for activities unrelated to the audit is compatible with maintaining both Weinberg & Company, P.A. and Webb & Company, P.A.'s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By:/s/ Paul Dunn
Paul Dunn, President and Director
Date: November 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: November 22, 2003

By:/s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer
and Principal Accounting Officer)
Date: November 22, 2003

By: /s/ Brian Hall
Brian Hall, Director
Date: November 24, 2003