Form 10QSB
period 2003-11-30
3W CYBER LOGISTICS INC
filed 2004-01-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2003_____________

 [ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-32525_________________________
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

8,000,000 common shares issued and outstanding as at January 1, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2003

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	BALANCE SHEETS AS OF NOVEMBER 30, 2003 (UNAUDITED) AND AUGUST 31, 2003

PAGE	6	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2003 (UNAUDITED)

PAGE	7	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2003 (UNAUDITED)

PAGE	8-9	NOTES TO FINANCIAL STATEMENTS (UNAUDITED) AS OF NOVEMBER 30, 2003

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	November 30, 2003 (Unaudited)	August 31, 2003

CURRENT ASSETS
Cash	$1,445	3,785
Prepaid expenses	2,000	2,000

Total Current Assets	3,445	5,785

PROPERTY AND EQUIPMENT, NET	4,250	9,599

TOTAL ASSETS	$7,695	$15,384

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,119	28,674
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable - stockholder	294,134	275,773

Total Current Liabilities	396,253	369,447

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	27,575	26,325
Accumulated deficit during development stage	(424,133)	(388,388)

Total Stockholders' Deficiency	(388,558)	(354,063)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,695	$15,384

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended November 30, 2003	For The Three Months Ended November 30, 2002	For The Period From April 10, 1995 (Inception) To November 30, 2003

OPERATING EXPENSES
Office compensation	$-	$-	$50,000
Software development	13,500	-	86,500
Depreciation expense	5,349	5,287	102,744
Professional fees	6,131	3,357	105,598
Other general and administrative	4,882	76	55,897

Total Operating Expenses	29,862	8,720	400,739

OTHER INCOME (EXPENSE)
Interest expense	(5,883)	-	(24,723)
Interest income	-	12	1,329

Total Other Income (Expense)	(5,883)	12	(23,394)

NET LOSS	$(35,745)	$(8,708)	$(424,133)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	6,684,194

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended November 30, 2003	For The Three Months Ended November 30, 2002	For The Period From April 10, 1995 (Inception) To November 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,745)	(8,708)	(424,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,349	5,286	102,744
In-kind contribution of services	1,250	1,250	11,250
Changes in operating assets and liabilities:
(Increase) in receivable - employee	-	702	-
(Increase) in prepaid expenses	-	(960)	(2,000)
Increase (decrease) in accounts payable and accrued expenses	8,445	1,861	37,119
Increase in accrued officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000

Net Cash Used In Operating Activities	(20,701)	(569)	(210,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,268)

Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	18,361	-	188,408
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	18,361	-	212,733

NET INCREASE (DECREASE) IN CASH	(2,340)	(569)	1,445

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,785	7,602	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,445	7,033	1,445

SUPPLEMENTAL DISCLOSURE OF-CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2003
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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended August 31, 2003.

NOTE 2 LOAN PAYABLE - STOCKHOLDER

During the three months ended November 30, 2003, a stockholder of the Company paid $18,361 of operating expenses on behalf of the Company. The total loan of $294,134, bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 3 RELATED PARTIES

During the three months ended November 30, 2003, a stockholder paid $18,361 of operating expenses on behalf of the Company (See Note 2).

NOTE 4 EQUITY

During 1995 the Company issued 100 (6,000,000 post recapitalization) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

During 2001 the amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $0.001.

The Company recorded additional paid in capital of $5,000 for the years ended August 31, 2003 and 2002 for the fair value of services contributed to the Company by a consultant.

The Company recorded additional paid-in capital of $1,250 for the three months ended November 30, 2003 for the fair value of services contributed to the Company by a consultant.

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $424,133, as an accumulated negative cash flow from operations from inception of $210, 020, a working capital deficiency of $392,808 and stockholders' deficiency of $388,558 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our Current Business

On July 11, 2000, we began operations as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system will enable each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system will utilize a centralized database that will be accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture will enable remote users to access real time information from any location in the world. Users will access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security will be provided through a combination of secure connections and password protected user accounts. For a detailed description of our current business, refer to our annual report on Form 10-KSB for the period ended August 31, 2003 filed with the Securities and Exchange Commission on November 28, 2003.

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

System Development Status - AirLogistics System and OceanLogistics System

As a result of the launch of security policy Container Security Initiative by the United States Government, our OceanLogistics system has been delayed and interrupted several times. We are continuously modifying our OceanLogistics system to cope with the new requirements.

All administration modules in our AirLogistics System have been completed. From the feedback received from the testing users, we added a new entity, client accounts, to the system. This allows forwarder clients to perform certain business such as booking and tracking through the internet.

We do continuously provide high quality support to the testing users in Hong Kong. In fact, they are using our AirLogistics system for day-to-day operations and we expect they will switch from the parallel run to fully adopt our system in 2004.

Besides software development, we have expended time and effort to improve our hardware and network. We have performed four upgrades to our AirLogistics system server cluster and one upgrade to our database server in last 12 months.

Three Months Ended November 30, 2003 and 2002

During the three months ended November 30, 2003, operating expenses totalled $29,862, and we experienced a net loss of $35,745 against no revenues, as compared to a net loss of $8,708 against no revenues for the three months ended November 30, 2002. The increase in operating expenses was a result of an increase in software development expenses, an increase in professional fees and an increase in general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2003 was $1,445.

For the three months ended November 30, 2003, net cash used in operating activities was ($20,701) compared to cash used in operating activities of ($569) for the same period in 2002. Net cash used in operating activities for the three months ended November 30, 2003 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $18,361 for the three months ended November 30, 2003 and $Nil for the same period in 2002. These amounts resulted from advances from shareholders and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through August 31, 2004 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2003 and the quarter ended November 30, 2003, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2004, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended November 30, 2003, we have expended $86,500 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2004.

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

Employees

Over the twelve months ending August 31, 2004, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $35,745 for the three months ended November 30, 2003. As of November 30, 2003, we have an accumulated deficit of $424,133. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2003, which form part of our annual report on Form 10-KSB (filed on November 28, 2003). To the extent we are unable to generate revenues or sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $35,745 for the three months ended November 30, 2003. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the year ending August 31, 2004 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at January 1, 2004, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

(10) Material Contracts

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.5 Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 (incorporated by reference from our Form 10-QSB filed on April 14, 2003)

(31) Section 302 Certifications

31.1 Certification of Paul Dunn

31.2 Certification of Li Ying Yan

(32) Section 906 Certifications

32.1 Certification of Paul Dunn

32.2 Certification of Li Ying Yan

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By: /s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: January 13, 2004

By:/s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: January 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: January 13, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: January 13, 2004