Form 10QSB
period 2004-02-29
3W CYBER LOGISTICS INC
filed 2004-04-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 29, 2004_____________

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

8,000,000 common shares issued and outstanding as at April 1, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2004

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	BALANCE SHEETS AS OF FEBRUARY 29, 2004 (UNAUDITED) AND AUGUST 31, 2003

PAGE	F-2

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2004 AND FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 29, 2004 (UNAUDITED)

PAGE	F-3	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 29, 2004 (UNAUDITED)

PAGES	F-4 - F-5	NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY 29, 2004 (UNAUDITED)

F-1

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	February 29, 2004 (Unaudited)	August 31, 2003

CURRENT ASSETS
Cash	$10,293	$3,785
Prepaid expenses	-	2,000

Total Current Assets	10,293	5,785

PROPERTY AND EQUIPMENT	1,014	9,599

TOTAL ASSETS	$11,307	$15,384

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$38,973	$28,674
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable - stockholder	327,591	275,773

Total Liabilities	431,564	369,447

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	28,825	26,325
Accumulated deficit during development stage	(457,082)	(388,388)

Total Stockholders' Deficiency	(420,257)	(354,063)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$11,037	$15,384

See accompanying notes to financial statements

F-2

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended February 29, 2004	For The Three Months Ended February 28, 2003	For The Six Months Ended February 29, 2004	For The Six Months Ended February 28, 2003	For The Period From April 10, 1995 (Inception) To February 29, 2004

OPERATING EXPENSES
Officer compensation	$-	$-	$-	$-	$50,000
Software development	13,500	-	27,000	-	100,000
Depreciation expense	3,236	5,286	8,585	10,573	105,980
Professional fees	2,890	7,076	9,021	10,433	108,488
Other general and administrative	6,771	37	11,653	113	62,668

Total Operating Expenses	26,397	12,399	56,259	21,119	427,136

OTHER INCOME
Interest expense	(6,552)	-	(12,435)	-	(31,275)
Interest income	-	5	-	17	1,329

Total Other Income (Expense)	(6,552)	5	(12,435)	17	(29,946)

NET LOSS	$(32,949)	$(12,394)	$(68,694)	$(21,102)	$(457,082)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000	6,721,059

See accompanying notes to financial statements

F-3

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended February 29, 2004	For The Six Months Ended February 28, 2003	For The Period From April 10, 1995 (Inception) To February 29, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(68,694)	$(21,102)	$(457,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,585	10,573	105,980
In-kind contribution of services	2,500	2,500	12,500
Changes in operating assets and liabilities
Decrease in prepaid expenses	2,000	702	-
Increase (decrease) in accounts payable and accrued expense	10,299	(960)	88,973
Increase in deferred revenue	-	507	15,000

Net Cash Used In Operating Activities	(45,310)	(7,780)	(234,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(1,268)

Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	51,818	10,000	221,865
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	51,818	10,000	246,190

NET INCREASE (DECREASE) IN CASH	6,508	2,220	10,293

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,785	7,602	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,293	$9,822	$10,293

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

F-4

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2004
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

NOTE 2

LOAN PAYABLE - STOCKHOLDER

During the six months ended February 29, 2004, a stockholder of the Company paid $51,818 of operating expenses on behalf of the Company. The total loan of $327,591 bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 3	RELATED PARTIES During the six months ended February 29, 2004, a stockholder paid $51,818 of operating expenses on behalf of the Company (See Note 2).
NOTE 4	STOCKHOLDERS' EQUITY During the six months ended February 29, 2004, the Company recorded additional paid-in capital of $2,500 for the fair value of services contributed to the Company by a consultant.
NOTE 5

GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $457,082, has an accumulated negative cash flow from operations from inception of $234,629, a working capital deficiency of $421,271, and stockholders' deficiency of $420,257 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F-5 3W CYBER LOGISTICS, INC. (A DVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY 29, 2004 (UNAUDITED)
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

Our OceanLogistic system serves as an integrated platform for operations, development and services which aligns with Customs regulations changes. The new US Customs manifest regulations are effective as of the first quarter of 2004 and Canada Customs has started to implement a similar customs manifest system. These changes will require us to revise our OceanLogistics' interface and procedures.

Our primary focus during the quarter was further development of our OceanLogistics system and migrating our software from BEA WebLogic to IMB WebSphere. We have migrated 90% of our OceanLogistics software to our new server software and we expect that a prototype will be released next quarter.

Our AirLogistics system has about 3 1/2 years of data which consumes about 75% of our data storage capacity. An upgrade on our disk storage capacity and our backup equipment will be required if we decide not to delete any data.

Besides software development, we have expended time and effort to improve our hardware and network. We have performed four upgrades to our AirLogistics system server cluster and one upgrade to our database server in the last 12 months.

Three Months Ended February 29, 2004 and February 28, 2003

During the three months ended February 29, 2004, operating expenses totalled $26,397, and we experienced a net loss of $32,949 against no revenues, as compared to a net loss of $12,394 against no revenues for the three months ended February 28, 2003. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Six Months Ended February 29, 2004 and February 28, 2003

Operating expenses for the six months ended February 29, 2004, totaled $56,259 and we experienced a net loss of $68,694 against no revenues, as compared to a net loss of $21,102 against no revenues for the six months ended February 28, 2003. The increase in operating expenses was a result of an increase in software development costs and other general administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 29, 2004 was $10,293 and as at August 31, 2003 was $3,785.

For the six months ended February 29, 2004, net cash used in operating activities was ($45,310) compared to cash used in operating activities of ($7,780) for the same period in 2003. Net cash used in operating activities for the six months ended February 29, 2004 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity was $51,818 for the six months ended February 29, 2004 and $14,980 for the same period in 2003. These amounts resulted from advances from shareholders and were used for operating expenses.

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

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2003 and the six months ended February 29, 2004, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2004, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended February 29, 2004, we have expended $100,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2004.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $68,964 for the six months ended February 29, 2004. As of February 29, 2004, we have an accumulated deficit of $457,082. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $68,694 for the six months ended February 29, 2004. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at April 1, 2004, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 29, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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
Date: April 8, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: April 8, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 8, 2004