Form 10QSB
period 2004-05-31
3W CYBER LOGISTICS INC
filed 2004-07-13
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2004_____________

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

8,000,000 common shares issued and outstanding as at June 1, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF MAY 31, 2004

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF MAY 31, 2004 (UNAUDITED) AND AUGUST 31, 2003

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2004 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2004 (UNAUDITED)

PAGES	F-4 - F-5	NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF MAY 31, 2004 (UNAUDITED)

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	May 31, 2004 (Unaudited)	August 31, 2003

CURRENT ASSETS
Cash	$8,579	$3,785
Accounts receivable, net	7,915	-
Prepaid expenses	-	2,000

Total Current Assets	16,494	5,785

PROPERTY AND EQUIPMENT	951	9,599

TOTAL ASSETS	$17,445	$15,384

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,143	$28,674
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable - stockholder	346,030	275,773

Total Liabilities	458,173	369,447

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	30,075	26,325
Accumulated deficit during development stage	(478,803)	(388,388)

Total Stockholders' Deficiency	(440,728)	(354,063)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$17,445	$15,384

See accompanying notes to condensed financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended May 31, 2004	For The Three Months Ended May 31, 2003	For The Nine Months Ended May 31, 2004	For The Nine Months Ended May 31, 2003	For The Period From April 10, 1995 (Inception) To May 31, 2004

REVENUE	$7,915	$-	$7,915	$-	$7,915

OPERATING EXPENSES
Software development	13,500	-	40,500	-	113,500
Professional fees	2,934	3,455	11,955	13,888	111,422
Depreciation expense	63	5,286	8,648	15,859	106,042
Other general and administrative	6,218	20	17,872	133	68,887
Officer compensation	-	-	-	-	50,000

Total Operating Expenses	22,715	8,761	78,975	29,880	449,851

LOSS FROM OPERATIONS	(14,800)	(8,761)	(71,060)	(29,880)	(441,936)

OTHER INCOME (EXPENSE)
Interest expense	(6,921)	-	(19,355)	-	(38,196)
Interest income	-	5	-	22	1,329

Total Other Income (Expense)	(6,921)	5	(19,355)	22	(36,867)

NET LOSS	$(21,721)	$(8,756)	$(90,415)	$(29,858)	$(478,803)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$(0.01)	$-	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000	6,756,287

See accompanying notes to condensed financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended May 31, 2004	For the Nine Months Ended May 31, 2003	For The Period From April 10, 1995 (Inception) To May 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(90,415)	$(29,858)	$(478,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,648	15,859	106,043
In-kind contribution of services	3,750	3,750	13,750
Changes in operating assets and liabilities:
Increase (decrease) in receivable - employee	-	702	-
(Increase) in prepaid expenses	2,000	(960)	-
Increase in accounts payable and accrued expense	18,469	(403)	47,143
Increase in accounts receivable	(7,915)	-	(7,915)
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000

Net Cash Used In Operating Activities	(65,463)	(10,910)	(254,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)

Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	70,257	10,000	240,304
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	70,257	10,000	264,629

NET INCREASE (DECREASE) IN CASH	4,794	(910)	8,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,785	7,602	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,579	$6,692	$8,579

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to condensed financial statements

3W CYBER LOGISTICS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of May 31, 2004 and 2003, there were no common share equivalents outstanding.

NOTE 2 LOAN PAYABLE - STOCKHOLDER

During the nine months ended May 31, 2004, a stockholder of the Company paid $70,257 of operating expenses on behalf of the Company. The total loan of $346,030 bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 3 RELATED PARTIES

During the nine months ended May 31, 2004, a stockholder paid $70,257 of operating expenses on behalf of the Company (See Note 2).

3W CYBER LOGISTICS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2004

NOTE 4 STOCKHOLDERS' EQUITY

During the nine months ended May 31, 2004, the Company recorded additional paid-in capital of $3,750 for the fair value of services contributed to the Company by a consultant.

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $478,803, has an accumulated negative cash flow from operations from inception of $254,782, a working capital deficiency of $441,679, and stockholders' deficiency of $440,728 that raise substantial doubt about its ability to continue as a going concern. The Company has generated limited revenues through the third quarter of 2004. The Company has initiated its sales approach to different geographic logistics networks, and is in the process of finalizing a new licensing agreement with the major "Class A" logistics network in China, which consists of 11 offices covering all major transportation gateways in mainland China. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In order to respond to the Container Security Initiative, we have been implementing and integrating the automatic manifest system and the automated commercial system with our logistics system during the last year.

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

All administration modules in our AirLogistics System have been completed. From the feedback received from the testing users, we added a new module, client accounts, to the system. This allows forwarder clients to perform certain business such as booking and tracking through the internet.

The AirLogistics System maintained over one thousand transactions per day during our testing. XML reports have been implemented and deployed for different offices in WICE Logistics. Reports which indicate user privileges have been generated for an internal audit by WICE Logistics Inc. The Air Ocean Group, a publicly listed company on the Singapore Stock Exchange and with logistics networking covering Asian countries like Singapore, Malaysia, Indonesia and China, has expressed interest in our AirLogistics system. The Air Ocean Group is in the process of evaluating the software and we have set up demonstration accounts for their evaluation.

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

Our primary focus during the quarter was further development of our OceanLogistics system and migrating our software from the software program BEA WebLogic to IBM WebSphere. We have migrated 90% of our OceanLogistics software to our new server software and we expect that a prototype will be released next quarter.

Our AirLogistics system has about 3 1/2 years of data which consumes about 75% of our data storage capacity. An upgrade on our disk storage capacity and our backup equipment will be required if we decide not to delete any of this data.

Besides software development, we have expended time and effort to improve our hardware and network. We have performed four upgrades to our AirLogistics system server cluster and one upgrade to our database server in the last 12 months.

Three Months Ended May 31, 2004 and May 31, 2003

During the three months ended May 31, 2004, operating expenses totalled $22,715, and we experienced a net loss of $21,721, with revenues of $7,915, as compared to operating expenses of $8,761 and a net loss of $8,756 against no revenues for the three months ended May 31, 2003. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Nine Months Ended May 31, 2004 and May 31, 2003

Operating expenses for the nine months ended May 31, 2004, totaled $78,975 and we experienced a net loss of $90,415 with revenues of $7,915, as compared to operating expenses of $29,880 and a net loss of $29,858 against no revenues for the nine months ended May 31, 2003. The increase in operating expenses was a result of an increase in software development costs and other general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2004 was $8,579 and as at May 31, 2003 was $6,692.

For the nine months ended May 31, 2004, net cash used in operating activities was ($65,463) compared to cash used in operating activities of ($10,910) for the same period in 2003. Net cash used in operating activities for the nine months ended May 31, 2004 consisted mostly of loss from operations.

Net cash provided by financing activity was $70,257 for the nine months ended May 31, 2004 and $10,000 for the same period in 2003. These amounts resulted from advances from shareholders and were used for operating expenses.

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

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2003 and the nine months ended May 31, 2004, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the twelve months ending May 31, 2005, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended May 31, 2004, we have expended over $100,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2004.

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

Purchase of Significant Equipment

We intend to purchase approximately $130,000 worth of new computer equipment and software through the twelve months ended May 31, 2005. In the past 12 months, our expense for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending May 31, 2005, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY

We are a development stage software company which is primarily involved in the development, manufacture and marketing of an internet-based cargo logistics system. As a relatively new company, having only entered into licensing agreements with two users, we do not have a historical record of sales and revenues nor an established business track record.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $90,415 for the nine months ended May 31, 2004. As of May 31, 2004, we have an accumulated deficit of $478,803. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2003, which form part of our annual report on Form 10-KSB (filed on November 28, 2003). To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $90,415 for the nine months ended May 31, 2004. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending May 31, 2005 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

IF WE ARE UNABLE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS, WE WILL BE UNABLE TO BUILD OUR BUSINESS

To date, we have entered into only three licensing agreements with respect to our cargo logistics system, one of which was subsequently terminated in September, 2001. We have not generated any significant revenues from these agreements. Our success will depend on the acceptance of our cargo logistics system by the freight forwarding and cargo logistics industry, as well as by related businesses and the general public. Achieving such acceptance will require significant marketing investment. Internet-based technology generally, and our cargo logistics system specifically, may not achieve widespread acceptance by businesses in general, or by freight carriers, freight forwarders or freight agents specifically, which could limit our ability to develop and expand our business. The market for internet-based cargo logistics systems is relatively new and is evolving. Our ability to generate revenue in the future depends on the acceptance by both our customers, and internet-based cargo logistics technology in general. The adoption of our cargo logistics system could be hindered by the perceived costs of this new technology, as well as by the reluctance of businesses that have invested substantial resources in existing document management systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established freight forwarding companies, about the uses and benefits of our cargo logistics system. If these efforts fail, or if our cargo logistics system does not achieve commercial acceptance, our business could be harmed.

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at June 1, 2004, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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
Date: July 13, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: July 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: July 13, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: July 13, 2004