Form 10KSB
period 2004-08-31
3W CYBER LOGISTICS INC
filed 2004-11-29
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  0-32525
3W Cyber Logistics, Inc.

(Name of small business issuer in its charter)
Nevada	88-0409155

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1208-808 Nelson Street Vancouver, British Columbia, Canada	V6Z 2S1

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 683-8018

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $13,685

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

1,340,000 shares at $0.025(1) per share = $33,500

(1) represents the price at which we last issued shares. Used only for the purposes of this calculation.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of November 15, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

All administration modules in our AirLogistics system have been completed. From the feedback received from the testing users, we added a new module, client accounts, to the OceanLogistics system. This allows forwarder clients to perform certain business such as booking and tracking through the internet.

The AirLogistics system maintained over one thousand transactions per day during our testing. XML reports have been implemented and deployed for different offices in WICE Logistics Inc. Reports which indicate user privileges have been generated for an internal audit by WICE Logistics Inc. The Air Ocean Group, a publicly listed company on the Singapore Stock Exchange and with logistics networking covering Asian countries like Singapore, Malaysia, Indonesia and China, has expressed interest in our AirLogistics system. The Air Ocean Group is in the process of evaluating the software and we have set up demonstration accounts for their evaluation.

We do continuously provide high quality support to the testing users in Hong Kong. In fact, Wice Freight Services (Hong Kong) Ltd. has been testing our AirLogistics system since 2002 for day-to-day operations and has now fully adopted our system for their day-to-day operations and has been paying us fees since March of 2004. Our OceanLogistics system is in the final stages of implementation with Wice Marine Services (Hong Kong). We have been providing on-site user training and user interface and reporting modifications since early October 2004. We anticipate that our system will be fully implemented in early 2005. We also anticipate that Hua Feng Logistics Group will begin implementing our AirLogistics and OceanLogistics in late 2004. We anticipate that both of these companies will have fully implemented our systems in early 2005.

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

- system transaction fee from $5.00 per export/import transaction, including one year of data storage; and

- customization service fees from $80 to $120 per hour depending on the time required.

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

Primary Services

Phase One

To date, several companies worldwide have expressed an interest in utilizing our cargo logistics system and one company is currently using our system. A third generation mobile communication technology has been incorporated into our software, and as a result, our cargo logistics software will be accessible not only by computer but also by third generation mobile phone and palm pilot users. Although a preliminary version of our software was ready to be released in July, 2001, none of the companies are currently using the software system. Although we originally anticipated that several or all of the interested companies would be utilizing our cargo logistics software by September, 2001, we decided to conduct an internal assessment of our cargo logistics software against other software being developed so that we can further enhance our software to meet the needs of the companies involved in the cargo industry and provide a comprehensive product once our software is publicly released. During this assessment, we reviewed software being developed by Traxon, C-Team Systems Inc. and Capstan Systems Inc. This assessment was conducted by our software developers with the assistance of representatives from Wice Marine Services and Wice Freight Services, companies involved in the freight forwarding industry.

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

In 2002, our AirLogistics system progressed from the development stage to the deployment stage. Currently, Wice Freight Services (Hong Kong) Inc. is using our AirLogistics system in its daily operations and we are in the process of providing on-site user training to Wice Marine Services Ltd. (Hong Kong) in connection with Wice Marine Services' proposed implementation of our AirLogistics system. Wice Freight Services (Hong Kong) Ltd. has been paying us fees since March 2004 for the use of our AirLogistics system. New features of the AirLogistics System include Multi-currency, Direct Airway Bill and On-line Booking Control Reports. These new features increased the on-line functionality and brought added convenience for users. We also completed the integration between our accounting system and a third party financial management system. All administration modules in our AirLogistics System have been completed. From the feedback received from the users testing the system, we added a new feature, client accounts, to the system. This feature allows a forwarder client to perform certain business such as booking and tracking through the Internet. We also added other features to the system and we are currently developing other modules for the system, including shipping schedule, booking, purchase order and container load planning.

We are continuously working on several projects related to dangerous cargo and seafood cargo. These implementations will increase the handling features of our existing logistics system and will improve its operating efficiency.

Our OceanLogistics system is in the final stages of implementation with Wice Marine Services (Hong Kong). We have been providing on-site user training and user interface and reporting modifications since early October 2004. We anticipate that our system will be fully implemented in early 2005. We also anticipate that Hua Feng Logistics Group will begin implementing our AirLogistics and OceanLogistics in late 2004. We anticipate that both of these companies will have fully implemented our systems in early 2005.

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

As a result of the launch of security policy Container Security Initiative by the United States Government, our OceanLogistics system has been delayed and interrupted several times. We developed a new version of our OceanLogistics system to comply with the United States Customs Service's requirements which is under testing with Wice Marine Services (Hong Kong).

The United States Customs Service has also started a similar program in connection with air freight shipments into the United States. Since most air manifest data is currently prepared and submitted by the airline carrier to the United States Customs Service, we do not expect an immediate need to update our AirLogistics system.

Besides the software development, a lot of efforts have been put to improve our hardware and network. We have performed four upgrades on our AirLogistics system server cluster and one upgrade on our database server in the past 12 months.

Phase Two

As noted, to date none of the interested companies have executed agreements and we anticipate that we will not enter into any such agreements until we have received feedback and have further refined our cargo logistics software. Wice Marine Services is in the final stages of adopting our OceanLogistics system. We anticipate that the Hua Feng Logistics Group will implement our systems in late 2004. We anticipate that both of these companies will have fully implemented our system in early 2005. After we have completed the further refinement of our software, we intend to approach the interested companies with the view to having them commence utilizing our software. After several of these companies begin using our cargo logistics software, we intend to initiate the second phase of our sales and marketing plan, which will be a progression of our phase one marketing, and which will target additional corporations within the freight forwarding and cargo industries using a "network marketing" strategy. The "network marketing" strategy will directly engage partners and associates of these companies.

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended August 31, 2004, we have expended over $127,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2005.

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

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freights Services (New York). We are using this installation to test our software with the view to uncovering any problems and to improving system flexibility, which may require modifications and upgrades. Wice Freight Services (Hong Kong) has implemented our AirLogistics system in its daily operations and we are in the process of providing on-site user training to Wice Marine Services (Hong Kong) in connection with Wice Marine Services' proposed implementation of our AirLogistics system.

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

Based on our experiences, we have developed an updated version of our OceanLogistics system in 2004 which has a better server environment, advanced software techniques and more compliance with the United States Customs Service's requirements. In October and November of 2004, we started testing this new version of our software with Wice Marine Services and China Freight Company Network.

Our OceanLogistics system is in the final stages of implementation with Wice Marine Services (Hong Kong). We have been providing on-site user training and user interface and reporting modifications since early October 2004. We anticipate that our system will be fully implemented in early 2005. We also anticipate that Hua Feng Logistics Group will begin implementing our AirLogistics and OceanLogistics in late 2004. We anticipate that both of these companies will have fully implemented our systems in early 2005.

In the past months, all administration modules in our AirLogistics System have been completed. From the feedback received from the testing users, we added a new entity, client accounts, to the OceanLogistics system. This allows forwarder clients to perform certain business such as booking and tracking through the internet. We also added many other features. Other modules such as shipping schedule, booking, purchase order, container load planning are being developed.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $111,361 for the year ended August 31, 2004. As of August 31, 2004, we have an accumulated deficit of $499,749. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2004, which form part of this annual report. To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $111,361 for the year ended August 31, 2004. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending August 31, 2005 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at November 1, 2004, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

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

On November 1, 2004 the shareholders' list of our common shares showed 40 registered shareholders and 8,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 40 registered shareholders as of November 1, 2004.

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

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended August 31, 2004.

Item 6. Management Discussion and Analysis and Plan of Operation.

Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2004, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2005, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended August 31, 2004, we have expended over $127,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2005.

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

Purchase of Significant Equipment

We intend to purchase approximately $130,000 worth of new computer equipment and software through the twelve months ended August 31, 2005. In the past 12 months, our expenses for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending August 31, 2005, we anticipate an increase in the number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

Going Concern

Due to our being a pre-exploration stage company and not having generated revenues, in their report on our financial statements for the year ended August 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through August 31, 2004 have incurred losses of $499,749 since inception of our company. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on our financial position and results of operations as we currently have no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after February 28, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Property and equipment are stated at cost and depreciated using the declining balance method over estimated economic useful life of 5 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

The carrying amounts of our stockholder loan payable approximate fair value due to the relatively short period to maturity for this instrument.

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue of $2,500 from trial memberships over the three-month trial membership life, which represents the non-refundable portion of the initial $5,000 deposit received when the contract is executed. We recognize revenue from one-time membership set-up fees over a period of thirty-six months using the straight-line method. We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of August 31, 2004 and 2003, there were no common share equivalents outstanding.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Webb & Company, P.A. for the audited financial statements for the years ended August 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

3W Cyber Logistics, Inc. (audited):

Independent Auditor's Report, dated November 4, 2004.

Balance Sheets at August 31, 2004.

Statements of Operations for the years ended August 31, 2004 and 2003, and for the period from April 10, 1995 (inception) to August 31, 2004.

Statement of changes of stockholders deficiency from April 10, 1995 (inception) to August 31, 2004.

Statements of Cash Flows for the years ended August 31, 2004 and 2003, and for the period from April 10, 1995 (inception) to August 31, 2004.

Notes to the Financial Statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2004

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF AUGUST 31, 2004

PAGE	F-3	STATEMENTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2004

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2004

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2004

PAGES	F-6 - F-9	NOTES TO FINANCIAL STATEMENTS AS OF AUGUST 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
3W Cyber Logistics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of 3W Cyber Logistics, Inc. as of August 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended August 31, 2004 and 2003 and for the period from April 10, 1995 (inception) to August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of 3W Cyber Logistics, Inc. as of August 31, 2004 and the results of its operations and its cash flows for the years ended August 31, 2004 and 2003 and for the period from April 10, 1995 (inception) to August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a negative cash flow from operations of $75,161, a working capital deficiency of $466,311 and stockholders' deficiency of $465,424. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
November 4, 2004

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF AUGUST 31, 2004

ASSETS

CURRENT ASSETS
Cash	$18,194
Accounts receivable	2,060

Total Current Assets	20,254

PROPERTY AND EQUIPMENT	887

TOTAL ASSETS	$21,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,222
Accrued officer compensation	50,000
Deferred revenue	15,000
Loan payable - stockholder	365,343

Total Liabilities	486,565

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000
Additional paid in capital	26,325
Accumulated deficit during development stage	(499,749)

Total Stockholders' Deficiency	(465,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$21,141

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND FOR THE PERIOD
FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2004

	August 31, 2004	August 31, 2003	For the Period from April 10, 1995 (Inception) to August 31, 2004

REVENUE	$13,655	$-	$13,655

OPERATING EXPENSES
Officer compensation	-	50,000	50,000
Software development	54,000	48,000	127,000
Professional fees	14,440	23,154	111,835
Depreciation expense	8,712	21,272	108,179
Other general and administrative	21,206	21,574	72,221

Total Operating Expenses	98,358	164,000	469,235

LOSS FROM OPERATIONS	(84,703)	(164,000)	(455,580)

OTHER INCOME (EXPENSE)
Interest expense	(26,662)	(18,840)	(45,502)
Interest income	4	23	1,333

Total Other Income (Expense)	(26,658)	(18,817)	(44,169)

NET LOSS	$(111,361)	$(182,817)	$(499,749)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	6,789,627

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2004
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

Stock issued to founders	6,000,000	$6,000	$(5,900)	$-	$100
Net loss from April 10, 1995 (inception) to December 31, 1995	-	-	-	(100)	(100)

Balance, December 31, 1995	6,000,000	6,000	(5,900)	(100)	$-
Net loss, 1996	-	-	-	-	-

Balance, December 31, 1996	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1997	-	-	-	-	-

Balance, December 31, 1997	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1998	-	-	-	-	-

Balance, December 31, 1998	6,000,000	6,000	(5,900)	(100)	-
Net loss, 1999	-	-	-	-	-

Balance, December 31, 1999	6,000,000	6,000	(5,900)	(100)	-
Net loss for the eight months ended August 31, 2000	-	-	-	(75,038)	(75,038)

Balance, August 31, 2000	6,000,000	6,000	(5,900)	(75,138)	(75,038)
Stock issued in recapitalization	2,000,000	2,000	22,225	-	24,225
Net loss, 2001	-	-	-	(68,551)	(68,551)

Balance, August 31, 2001	8,000,000	8,000	16,325	(143,689)	(119,364)
In-kind contribution	-	-	5,000	-	5,000
Net loss, 2002	-	-	-	(61,882)	(61,882)

Balance, August 31, 2002	8,000,000	8,000	21,325	(205,571)	(176,246)
In-kind contribution	-	-	5,000	-	5,000
Net loss, 2003	-	-	-	(182,817)	(182,817)

Balance, August 31, 2003	8,000,000	8,000	26,325	(388,388)	(354,063)
Net loss	-	-	-	(111,361)	(111,361)

BALANCE, AUGUST 31, 2004	8,000,000	$8,000	$26,325	$(499,749)	$(465,424)

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

	August 31, 2004	August 31, 2003	For the Period from April 10, 1995 (Inception) to August 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,361)	$(182,817)	$(499,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,712	21,272	106,107
In-kind contribution of services	-	5,000	10,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	(2,060)	-	(2,060)
Decrease in receivable - employee	-	702	-
(Increase) in prepaid expenses	2,000	(960)	-
Increase in accounts payable and accrued expense	27,548	23,702	56,222
Increase in deferred revenue	-	-	15,000
Increase in officer compensation	-	50,000	50,000

Net Cash Used In Operating Activities	(75,161)	(83,101)	(264,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,268)	(1,268)

Net Cash Used In Investing Activities	-	(1,268)	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	24,325
Proceeds from loan payable - stockholder	89,570	80,552	259,617

Net Cash Provided By Financing Activities	89,570	80,552	283,942

NET INCREASE (DECREASE) IN CASH	14,409	(3,817)	18,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,785	7,602	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,194	$3,785	$18,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended August 31, 2000, the Company acquired equipment totalling $105,726 which was paid in full by a shareholder.

See accompanying notes to financial statements.

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

3W Cyber Logistics, Inc., formerly named M&T Nursing Services, Inc., (the "Company"), was incorporated in the state of Nevada on September 24, 1996. The Company specializes in both domestic and international licensing of a web-based cargo logistics program for air and sea freight forwarders.

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

(E) Fair Value of Financial Instruments

The carrying amounts of the Company's stockholder loan payable approximate fair value due to the relatively short period to maturity for this instrument.

(F) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

3W CYBER LOGISTICS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2004

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

(G) Revenue Recognition

The Company recognizes revenue of $2,500 from trial memberships over the three-month trial membership life, which represents the non-refundable portion of the initial $5,000 deposit received when the contract is executed. The Company recognizes revenue from one-time membership set-up fees over a period of thirty-six months using the straight-line method. The Company recognizes revenue from usage, storage and system modifications at the time the services are performed.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of August 31, 2004 and 2003, there were no common share equivalents outstanding.

(I) Concentrations

During 2004, 100% of the Company's revenue was from one company related to the principal stockholder.

(J) Computer Software Costs

The Company accounts for computer software developed for internal use under Statement of Position 98-1. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software. Repair and maintenance costs are expensed as incurred.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2004 consisted of the following:

Computer equipment	$106,994
Less accumulated depreciation	106,107

$887

3W CYBER LOGISTICS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2004

Depreciation expense for the years ended August 31, 2004 and 2003 was $8,712 and $21,272, respectively.

NOTE 3 LOAN PAYABLE - STOCKHOLDER

During the years ended August 31, 2004 and 2003, a stockholder of the Company paid $89,570 and $80,552, respectively of operating expenses on behalf of the Company. The total loan of $365,343 bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 4 RELATED PARTIES

During the years ended August 31, 2004 and 2003, a stockholder paid $89,570 and $80,552, respectively of operating expenses on behalf of the Company (See Note 2).

During 2004, 100% of the Company's revenue was from one company related to the principal stockholder.

NOTE 5 STOCKHOLDERS' EQUITY

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

During 2001 the Company amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $.001.

During 1995 the Company issued 100 (6,000,000 post recapitalization) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

During 2003 and 2002 the Company recorded additional paid-in capital of $5,000 and $5,000, respectively for the fair value of services contributed to the Company by a consultant.

NOTE 6 INCOME TAXES

Income tax expense (benefit) for the years ended August 31, 2004 and 2003 is summarized as follows:

	2004	2003

Current:
Federal	$-	$-
Deferred - Federal	-	-

Income tax expense (benefit)	$-	$-

3W CYBER LOGISTICS, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2004

The Company's tax expense differs from the "expected" tax expense for the years ended August 31, 2004 and 2003 as follows:

	2004	2003

U.S. Federal income tax expense (benefit)	$(37,863)	$(62,157)
Effect on net operating loss carryforward	37,863	62,157

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at August 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$169,915	$132,052

Total gross deferred tax assets	169,915	132,052
Less valuation allowance	(169,915)	(132,052)

Net deferred tax assets	$-	$-

At August 31, 2004, the Company had a net operating loss carryforward of approximately $499,700 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2024. The net change in the valuation allowance during the year ended August 31, 2004 was an increase of $37,863.

NOTE 7 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative cash flow from operations of $75,161, a working capital deficiency of $466,311, and a stockholders' deficiency of $465,424 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues until the fourth quarter of 2004. The Company has initiated its sales approach to different geographic logistics networks, and is in the process of finalizing a new licensing agreement with the major "Class A" logistics network in China, which consists of 11 offices covering all major transportation gateways in mainland China. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Dunn	President and Director	46	September 28, 1999
Li Ying Yan	Secretary/Treasurer and Director	39	September 28, 1999
Wai Yip Chu	Manager, Research and Development	29	October 1, 1999
Gim Choon Teoh	Chief Engineer	30	October 1, 1999
Walter Wong	Project Manager	29	January 1, 2000
Brian Hall	Director	60	December 14, 2000

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

Our president did not receive any cash or other compensation during the fiscal years ended August 31, 2004, 2003 and 2002 for the services he has provided to our company during the year ended August 31, 2004. We intend to pay the bonus when we start generating revenues.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended August 31, 2004 and 2003 to our executive officers and directors. There were no stock options outstanding as at August 31, 2004. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of November 1, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Li Ying Yan HSE B2, 23 Silver Cape Road Clear Water Bay, Hong Kong	1,600,000	20.0%
Paul Shio Chau Dunn 16/F, 101 Wai Yip Street Kuwn Tong, Kowloon Hong Kong	3,250,000	40.6%
Wai Yip Chu 2309 London Drive Plano, Texas 75205	900,000	11.3%
Gim Choon Teoh 805 Linda Vista, No. 205C Arlington, Texas 76013	900,000	11.3%
Walter Wong 76-58, 172nd Street Fresh Meadows, New York 11366	Nil	Nil
Brian Hall Suite 101 - 5300 W, Sahara Ave. Las Vegas, Nevada 89146	10,000	0.13%
Directors and Officers (as a group)	6,660,000	83.3%

(1) Based on 8,000,000 shares outstanding as of November 1, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

During the years ended August 31, 2004 and 2003, Paul Dunn, our president and one of our directors, loaned us $89,750 and $80,552 respectively for the payment of operating expenses on behalf of our company. The loan is payable on demand, bears interest at 8% and is unsecured. To date, Paul Dunn has loaned us an aggregate of $365,343 which was used for the purchase of equipment and for the payment of ongoing operating costs.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

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

(10) Material Contracts

10.1 Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.2 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.3 Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.4 Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

10.5 Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 (incorporated by reference from our Form 10-QSB filed on April 14, 2003)

(14) Code of Ethics

14.1 Code of Ethics (incorporated by reference from our Form 10-KSB filed on November 28, 2003)

(31) Section 302 Certifications

31.1 Certification of Paul Dunn

31.2 Certification of Li Ying Yan

(32) Section 906 Certifications

32.1 Certification of Paul Dunn

32.2 Certification of Li Ying Yan

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Webb & Company PA for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended August 31, 2004 and 2003 were $5,750.

Audit Related Fees

For the fiscal years ended August 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Webb & Company PA relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended August 31, 2004 and 2003, the aggregate fees billed by Webb & Company PA for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Webb & Company PA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Webb & Company PA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Webb & Company PA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Webb & Company PA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Webb & Company PA's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: November 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director (Principal Executive Officer)
Date: November 29, 2004

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer
and Principal Accounting Officer)
Date: November 29, 2004

By: /s/ Brian Hall
Brian Hall, Director
Date: November 29, 2004