Form 10QSB
period 2004-11-30
3W CYBER LOGISTICS INC
filed 2005-01-14
CIK 1137332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2004_____________

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

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2004

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	BALANCE SHEETS AS OF NOVEMBER 30, 2004 (UNAUDITED) AND AUGUST 31, 2004

PAGE	F-2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2004 (UNAUDITED)

PAGE	F-3	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2004 (UNAUDITED)

PAGES	F-4 - F-5	NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2004 (UNAUDITED)

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	November 30, 2004 (Unaudited)	August 31, 2004

CURRENT ASSETS
Cash	$16,792	$18,194
Accounts receivable, net	8,240	2,060

Total Current Assets	25,032	20,254

PROPERTY AND EQUIPMENT	825	887

TOTAL ASSETS	$25,857	$21,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,468	$56,222
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable - stockholder	385,326	365,343

Total Liabilities	518,794	486,565

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	26,325	26,325
Accumulated deficit during development stage	(527,262)	(499,749)

Total Stockholders' Deficiency	(492,937)	(465,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$25,857	$21,141

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended November 30, 2004	For The Three Months Ended November 30, 2003	For The Period From April 10, 1995 (Inception) To November 30, 2004

REVENUE	$6,180	$-	$19,835

OPERATING EXPENSES
Officer compensation	-	-	50,000
Software development	13,500	13,500	140,500
Depreciation expense	63	5,349	106,168
Professional fees	5,911	6,131	119,818
Other general and administrative	6,545	4,882	78,766

Total Operating Expenses	26,019	29,862	495,252

LOSS FROM OPERATIONS	(19,839)	(29,862)	(475,417)
OTHER INCOME (EXPENSE)
Interest expense	(7,707)	(5,883)	(53,210)
Interest income	32	-	1,365

Total Other Income (Expense)	(7,675)	(5,883)	(51,845)

NET LOSS	$(27,514)	$(35,745)	$(527,262)

NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	6,820,891

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended November 30, 2004	For The Three Months Ended November 30, 2003	For The Period From April 10, 1995 (Inception) To November 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,514)	$(35,745)	$(527,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	5,349	106,169
In-kind contribution of services	-	1,250	10,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expense	12,246	8,445	68,468
Increase in accounts receivable	(6,180)	-	(8,240)
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000

Net Cash Used In Operating Activities	(21,385)	(20,701)	(285,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)

Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	19,983	18,361	279,600
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	19,983	18,361	303,925

NET INCREASE (DECREASE) IN CASH	(1,402)	(2,340)	16,792
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,194	3,785	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,792	$1,445	$16,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2004
(UNAUDITED)

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended August 31, 2004.

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of November 30, 2004 and 2003, there were no common share equivalents outstanding.

NOTE 2 LOAN PAYABLE - STOCKHOLDER

During the three months ended November 30, 2004, a stockholder of the Company paid $19,983 of operating expenses on behalf of the Company. The total loan of $385,326 bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 3 RELATED PARTIES

During the three months ended November 30, 2004, a stockholder paid $19,983 of operating expenses on behalf of the Company (See Note 2).

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

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $527,262, has an accumulated negative cash flow from operations from inception of $285,865, a working capital deficiency of $493,762, and stockholders' deficiency of $492,937 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues until its fourth quarter in 2004. The Company has initiated its sales approach to different geographic logistics networks, and is in the process of finalizing a new licensing agreement with the major "Class A" logistics network in China named Tianjin Hua Feng Logistics Group, which consists of eleven offices covering all major transportation gateways in mainland China. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The AirLogistics system maintained over one thousand transactions per day during our testing. XML reports have been implemented and deployed for different offices in WICE Logistics Inc. Reports which indicate user privileges have been generated for an internal audit by WICE Logistics Inc. The Air Ocean Group, a publicly listed company on the Singapore Stock Exchange and with logistics networking covering Asian countries like Singapore, Malaysia, Indonesia and China, has expressed interest in our AirLogistics system. The Air Ocean Group is in the process of evaluating the software and we have set up demonstration accounts for their evaluation. We are currently working on n updated version of our AirLogistics system to incorporate certain modifications requested by the Air Ocean Group. We anticipate that they will test the new version of our AirLogistics system upon release.

We do continuously provide high quality support to the testing users in Hong Kong. In fact, Wice Freight Services (Hong Kong) Ltd. has been testing our AirLogistics system since 2002 for day-to-day operations and has now fully adopted our system for their day-to-day operations and has been paying us fees since March of 2004. Our OceanLogistics system is in the final stages of implementation with Wice Marine Services (Hong Kong). We have been providing on-site user training and user interface and reporting modifications since early October 2004. Wice Marine Services started to use our OceanLogistics system for their daily production transactions as of the last quarter in 2004. We anticipate that our system will be completely implemented and replace their old system in early 2005. We also anticipate that Hua Feng Logistics Group will begin implementing both our AirLogistics and

OceanLogistics in late 2004. Hua Feng has started to use both our AirLogistics and OceanLogistics for its systems in daily production. We anticipate that both of these companies will have fully implemented our systems in 2005.

In the last quarter of 2004, we started developing an automated data integration system with an Accounting Software House in Hong Kong named FlexSystem. The system is scheduled to be released in early 2005. With our communications module, our systems will automatically transfer accounting data with related shipment and debtor information to FlexSystem on a daily basis.

In order to provide more capacity and better performance for more logistics transactions, we are migrating our AirLogistics system into the new IBM WebSphere server environment. The new version of our AirLogistics system will provide more administrative control to freight company management, which will include customizable control in HAWB and invoicing generation, customer profile with alerting control and some read-only modules privilege. We also intend on improving the data interface and the user interface for our updated AirLogistics system. Our updated AirLogistics system will be available in early 2005 for evaluation and testing

Freight forwarders in both the shipping and receiving countries will access the same centralized database and will therefore have access to the same real time information. Our cargo logistics system will also be capable of providing and processing all cargo handling documentation and allowing the shipper, the receiver and all other related parties to track the shipment, provided that they have an enabled user account and password. Our cargo logistics system is modeled on air/ocean cargo shipping and tracking procedures and will provide the following advantages to its users:

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

In March 2004, our AirLogistics system has been supporting the daily operation business transaction for Wice Freight (HK) Ltd.

In 2004, we had re-developed the OceanLogistics system with better customer compliance and better technology infrastructure. Currently our updated OceanLogistics system is deployed and operating with Wice Marine Services (Hong Kong) and HuaFeng Logistics (Hong Kong) as of December 2004.

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

Besides the software development, a lot of efforts have been put to improve our hardware and network. We have performed four upgrades on our AirLogistics system server cluster and one upgrade on our database server during the year ended August 31, 2003.

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended November 30, 2004, we have expended over $140,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending November 30, 2005.

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

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freights Services (New York). We are using this installation to test our software with the view to uncovering any problems and to improving system flexibility, which may require modifications and upgrades. Wice Freight Services (Hong Kong) has implemented our AirLogistics system in its daily operations and we are in the process of providing on-

site user training to Wice Marine Services (Hong Kong) in connection with Wice Marine Services' proposed implementation of our AirLogistics system.

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

Three Months Ended November 30, 2004 and November 30, 2003

During the three months ended November 30, 2004, operating expenses totalled $26,019, and we experienced a net loss of $27,514, with revenues of $6,180, as compared to operating expenses of $29,862 and a net loss of $35,745 against no revenues for the three months ended November 30, 2003. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at November 30, 2004 was $16,792 and as of November 30, 2003 was $1,445.

For the three months ended November 30, 2004, net cash used in operating activities was ($21,385) compared to cash used in operating activities of ($20,701) for the same period in 2003. Net cash used in operating activities for the three months ended November 30, 2004 consisted mostly of loss from operations.

Net cash provided by financing activity was $19,983 for the three months ended November 30, 2004 and $18,361 for the same period in 2003. These amounts resulted from advances from shareholders and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through November 30, 2005 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2004 and the three months ended November 30, 2004, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the twelve months ending November 30, 2005, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended November 30, 2004, we have expended over $140,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending November 30, 2005.

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

Purchase of Significant Equipment

We intend to purchase approximately $70,000 worth of new computer equipment and software through the twelve months ended November 30, 2005. In the past 12 months, our expense for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending November 30, 2005, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $27,514 for the three months ended November 30, 2004. As of November 30, 2004, we have an accumulated deficit of $527,262. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2004, which form part of our annual report on Form 10-KSB (filed on November 29, 2004). To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $27,514 for the three months ended November 30, 2004. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending November 30, 2005 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at January 1, 2005, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being November 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
Date: January 14, 2005

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn
Paul Dunn, President and Director
Date: January 14, 2005

By: /s/ Li Ying Yan
Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2005

By: /s/ Brian Hall
Brian Hall, Director
Date: January 14, 2005