Form 10QSB
period 2005-02-28
3W CYBER LOGISTICS INC
filed 2005-04-13
CIK 1137332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

8,000,000 common shares issued and outstanding as at April 1, 2004

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2005

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	BALANCE SHEETS AS OF FEBRUARY 28, 2005 (UNAUDITED) AND AUGUST 31, 2004

PAGE	F-2

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 AND FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2005 (UNAUDITED)

PAGE	F-3	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO FEBRUARY 28, 2005 (UNAUDITED)

PAGES	F-4 – F-5	NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY 28, 2005 (UNAUDITED)

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	February 28, 2005 (Unaudited)	August 31, 2004
CURRENT ASSETS
Cash	$11,269	$18,194
Accounts receivable, net	13,605	2,060
Total Current Assets	24,874	20,254

PROPERTY AND EQUIPMENT, NET	761	887

TOTAL ASSETS	$25,635	$21,141

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$74,175	$56,222
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable – stockholder	397,800	365,343
Total Liabilities	536,975	486,565

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	26,325	26,325
Accumulated deficit during development stage	(545,665)	(499,749)

Total Stockholders' Deficiency	(511,340)	(465,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$25,635	$21,141

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended February 28, 2005		For The Three Months Ended February 29, 2004	For The Six Months Ended February 28, 2005	For The Six Months Ended February 29, 2004	For The Period From April 10, 1995 (Inception) To February 28, 2005
REVENUE	$5,365	$		$13,605	$-	$25,200
OPERATING EXPENSES
Office compensation	$-		$-	$-	$-	50,000
Software development	9,000		13,500	22,500	27,000	$149,500
Depreciation expense	62		3,236	126	8,585	106,231
Professional fees	3,695		2,890	9,606	9,021	123,513
Other general and administrative	3,498		6,771	12,102	11,653	82,263
Total Operating Expenses	16,255		26,397	44,334	56,259	511,507
LOSS FROM OPERATIONS	(10,890)		(26,397)	(30,729)	(55,009)	(486,307)
OTHER INCOME
Interest expense	(7,556)		(6,552)	(15,263)	(12,435)	(60,766)
Interest income	43		-	76	0	1,408
Total Other Income	(7,513)		(6,552)	(15,187)	(12,435)	(59,358)

NET LOSS	$(18,403)		$(32,949)	$(45,916)	$(68,694)	$(545,665)

NET LOSS PER SHARE - BASIC AND DILUTED	$-		$-	$-	$-	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000		8,000,000	8,000,000	8,000,000	6,820,891

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended February 28, 2005	For The Six Months Ended February 29, 2004	For The Period From April 10, 1995 (Inception) To February 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(45,916)	$(68,694)	$(545,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	8,585	106,233
In-kind contribution of services	-	2,500	10,000
Changes in operating assets and liabilities: (Increase) in prepaid expenses		2,000
Increase in accounts payable and accrued expense	17,953	10,299	74,175
Increase in accounts receivable	(11,545)	-	(13,605)
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(39,382)	(45,310)	(303,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)
Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	32,457	51,818	292,074
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	32,457	51,818	316,399

NET INCREASE (DECREASE) IN CASH	(6,925)	6,508	11,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,194	3,785	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,269	$10,293	$11,269

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT FEBRUARY 28, 2005

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of February 28, 2005 and February 29, 2004, there were no common share equivalents outstanding.

NOTE 2	LOAN PAYABLE - STOCKHOLDER

During the three months ended February 28, 2005 a stockholder of the Company paid $12,474 of operating expenses on behalf of the Company. The total loan of $397,800 bears interest at 8%, is payable on demand and unsecured (See Note 3).

NOTE 3	RELATED PARTIES

During the three months ended February 28, 2005, a stockholder paid $12,474 of operating expenses on behalf of the Company (See Note 2).

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT FEBRUARY 28, 2005

(UNAUDITED)

NOTE 4	STOCKHOLDERS’ EQUITY

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

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $545,665, has an accumulated negative cash flow from operations from inception of $303,862, a working capital deficiency of $512,101, and a stockholders' deficiency of $511,340 that raise substantial doubt about its ability to continue as a going concern. In the forth quarter of 2004, Hua Feng Logistics Group (HK) has started to use 3W in both air and ocean logistics systems as their complete operation solution. With the newly implemented Loose Container Loading Planning Modules, Wice Marines Services has completely replaced their previous logistics system with the 3W system.

In 2005, 3W Cyber Logistics moved its server environment completely to IBM WebSphere. The license and services agreement from IBM would maintain its server with the most up to date patch with technology.

In February 2005, we released the new version of our air logistics system, which has a better customization option, user interface and more internal control like the new master airway bill inventory control module and also the more sophisticated accounting costing modules like the job costing module.

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

Our Current Business

On July 11, 2000, we began operations as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system enables each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system utilizes a centralized database that is accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture enables remote users to access real time information from any location in the world. Users access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security is provided through a combination of secure connections and password protected user accounts.

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

The Cargo Logistics System

In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we are continuing the development of the internet-based cargo logistics system. Our cargo logistics system enables each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system utilizes a centralized database that is accessible through the internet on our website at "www.3wcyberlogistics.com". This centralized database architecture enables remote users to access real time information from any location in the world. Users access the database through cargo logistics "modules" using a personal computer or mobile device with an internet browser and internet connection. Security is provided through a combination of secure connections and password protected user accounts.

All administration modules in our AirLogistics system have been completed. From the feedback received from the testing users, we added a new module, client accounts, to the OceanLogistics system. This allows forwarder clients to perform certain business such as booking and tracking through the internet.

The AirLogistics system maintained over one thousand transactions per day during our testing. XML reports have been implemented and deployed for different offices in WICE Logistics Inc. Reports which indicate user privileges have been generated for an internal audit by WICE Logistics Inc. The Air Ocean Group, a publicly listed company on the Singapore Stock Exchange and with logistics networks covering Asian countries like Singapore, Malaysia, Indonesia and China, has expressed interest in our AirLogistics system. The Air Ocean Group is in the process of evaluating the software and we have set up demonstration accounts for their evaluation. We are currently working on an updated version of our AirLogistics system to incorporate certain modifications requested by the Air Ocean Group. We anticipate that they will test the new version of our AirLogistics system upon release.

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

In the fourth quarter 2004, both Wice Marine Services (Hong Kong) and Hua Feng Logistics Group (Hong Kong) had used both of the AirLogistics and OceanLogistics systems as their comprehensive logistics system for daily operations. In the first quarter of 2005, the OceanLogistics system had totally replaced the existing logistics system of Wice Marine Services and acted as their only operations system.

Ocean “Loose Container Load Planning/Checklist” and “Loose Container Load Plan List” modules are the latest developed modules in OceanLogistics system in the first quarter of 2005. The usage of both modules has enhanced the operation procedure and provides a more flexible real time online booking checklist and planning arrangement.

In the last quarter of 2004, we started developing an automated data integration system with an Accounting Software House in Hong Kong named FlexSystem. With our communications module, our systems will automatically transfer accounting data with related shipment and debtor information to FlexSystem on a daily basis. The integration system was released in January, 2005 and operates both our AirLogistics and OceanLogistics systems currently. This system would also provide both daily and monthly accounting information checklists for verifying the data transmission.

In order to provide more capacity and better performance for more logistics transactions, we are migrating our AirLogistics system into the new IBM WebSphere server environment. The new version of our AirLogistics system will provide more administrative control to freight company management, which will include customizable control in HAWB and invoicing generation, customer profile with alerting control and some read-only modules privilege. We also ntend on improving the data interface and the user interface for our updated AirLogistics system.

A new version of the AirLogistics system was released in the first quarter of 2005, with the newly implemented modules including master airway bill inventory control, and "super-job" level for accounting modules to allocate common cost within master airway bills. We also introduced the "true cost" comparison against "P/L" accounting analysis which could provide us with more background data to develop more advanced analysis like revenue analysis in the future. We anticipate that both Wice Air Freight (Hong Kong) and Hua Feng Logistics Group (Hong Kong) will upgrade to the new AirLogistics system in April 2005.

UBI Logistics is a logistics network in China with 23 offices in major ports of China. Hua Feng Logistics Group also has 10 offices in China's major ports. We would expect to focus on the implementation of our logistics systems into operations in China. However, China has different customs regulations and clearance requirements, therefore we expect to have to develop need for our logistics systems before they can be used for the China Market.

In 2005, Fortune Fame Logistics (Hong Kong) approached us to develop an online warehouse logistics system. We will start the interview and analysis of their warehouse operation procedures in the second quarter of 2005, but as this new system would involve a new interface for customer login and warehouse modules in a new concept, we would expect it to take approximately three to six months for developing a prototype for testing.

Freight forwarders in both the shipping and receiving countries access the same centralized database and therefore have access to the same real time information. Our cargo logistics system is also capable of providing and processing all cargo handling documentation and allowing the shipper, the receiver and all other related parties to track the shipment, provided that they have an enabled user account and password. Our cargo logistics system is modeled on air/ocean cargo shipping and tracking procedures and will provide the following advantages to its users:

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

In 2002, our AirLogistics system progressed from the development stage to the deployment stage. Currently, Wice Freight Services (Hong Kong) Inc. is using our AirLogistics system in its daily operations and we are in the process of providing on-site user training to Wice Marine Services Ltd. (Hong Kong) in connection with Wice Marine Services’ proposed implementation of our AirLogistics system. Wice Freight Services (Hong Kong) Ltd. has been paying us fees since March 2004 for the use of our AirLogistics system. New features of the AirLogistics System include multi-currency, direct airway bill and on-line booking control reports. These new features increased the on-line functionality and brought added convenience for users. We also completed the integration between our accounting system and a third party financial management system. From the feedback received from the users testing the system, we added a new feature, client accounts, to the system. This feature allows a forwarder client to perform certain business such as booking and tracking through the Internet. We also added other features to the system and we are currently developing other modules for the system, including shipping schedule, booking, purchase order and container load planning.

We are continuously working on several projects related to dangerous cargo and seafood cargo. These implementations will increase the handling features of our existing logistics system and will improve its operating efficiency.

Our OceanLogistics system is in the final stages of implementation with Wice Marine Services (Hong Kong). We have been providing on-site user training and user interface and reporting modifications since early October 2004. Our system has been fully implemented in early 2005.

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

As a result of the launch of security policy Container Security Initiative by the United States Government, our OceanLogistics system has been delayed and interrupted several times. We developed a new version of our OceanLogistics system to comply with the United States Customs Service’s requirements which is under testing with Wice Marine Services (Hong Kong).

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended February 28, 2005, we have expended over $149,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and developent through the twelve months ending February 28, 2006.

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

In addition to our assessment of other software currently being developed, in September 2001, we installed our cargo logistics software on a test basis in the offices of Wice Marine Services (Hong Kong) and Wice Freights Services (New York). We are using this installation to test our software with the view to uncovering any problems and to improving system flexibility, which may require modifications and upgrades. Wice Freight Services (Hong Kong) has implemented our AirLogistics system in its daily operations and we are in the process of providing on-site user training to Wice Marine Services (Hong Kong) in connection with Wice Marine Services’ proposed implementation of our AirLogistics system.

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

Based on our experiences, we have developed an updated version of our OceanLogistics system in 2004 which has a better server environment, advanced software techniques and more compliance with the United States Customs Service’s requirements. In October and November of 2004, we started testing this new version of our software with Wice Marine Services and China Freight Company Network.

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

Ocean “Loose Container Load Planning/Checklist” and “Loose Container Load Plan List” modules are the latest developed modules in ocean logistics system in the first quarter of 2005. The usage of both modules had enhanced the operation procedure and provides a more flexible real time online booking checklist and planning arrangement.

In the last quarter of 2004, we started developing an automated data integration system with an Accounting Software House in Hong Kong named FlexSystem. With our communications module, our systems will automatically transfer accounting data with related shipment and debtor information to FlexSystem on a daily basis. The integration system was released in January, 2005 and is currently operating with both the AirLogistics and OceanLogistics systems. This system also provides both daily and monthly accounting information checklists for verifying the data transmission.

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

The newly implemented air modules including master airway bill inventory control, and "super-job" level for accounting modules to allocate common cost within master airway bills. We also introduced the "true cost" comparison against "P/L" accounting analysis which could provide us more background data to develop more advanced analysis like revenue analysis in the future.

In 2005, Fortune Fame Logistics (Hong Kong) approached us to develop an online warehouse logistics system. We would start the interview and analysis of their warehouse operation procedure in the second quarter of 2005, but as this new system would involve new interfaces for customer and warehouse modules, we would expect to take approximately three to six months for developing a prototype for testing.

Employees

We currently employ nine part-time employees, including our President, Paul Dunn, our Manager, Research and Development, Wai Yip Chu, and our Chief Engineer, Gim Choon Teoh. We also have two full-time employees, including our Secretary and Treasurer, Li Ying Yan and our Project Manager, Walter Wing.

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

Three Months Ended February 28, 2005 and February 29, 2004

During the three months ended February 28, 2005, operating expenses totalled $16,255, and we experienced a net loss of $18,403, with revenues of $5,365, as compared to operating expenses of $26,397 and a net loss of $32,949 against no revenues for the three months ended February 29, 2004. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Six Months Ended February 28, 2005 and February 29, 2004

During the six months ended February 28, 2005, operating expenses totalled $44,334, and we experienced a net loss of $45,916, with revenues of $13,605, as compared to operating expenses of $56,259 and a net loss of $68,694 against no revenues for the six months ended February 28, 2004. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 28, 2005 was $11,269 and as of February 29, 2004 was $10,293.

For the six months ended February 28, 2005, net cash used in operating activities was ($39,382) compared to cash used in operating activities of ($45,310) for the six months ended February 29, 2004. Net cash used in operating activities for the six months ended February 28, 2005 consisted mostly of loss from operations.

Net cash provided by financing activity was $32,457 for the six months ended February 28, 2005 and $51,818 for the six months ended February 29, 2004. These amounts resulted from advances from shareholders and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through February 28, 2006 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the period ended February 28, 2005, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the twelve months ending February 28, 2006, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending February 28, 2006.

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

Purchase of Significant Equipment

We intend to purchase approximately $70,000 worth of new computer equipment and software through the twelve months ended February 28, 2006. In the past 12 months, our expense for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending February 28, 2006, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $25,635 for the six months ended February 28, 2005. As of February 28, 2005, we have an accumulated deficit of $545,665. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $45,916 for the six months ended February 28, 2005. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending February 28, 2006 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at April 1, 2005, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain "key man" life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: April 13, 2005

By: /s/ Li Ying Yan

Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn

Paul Dunn, President and Director

Date: April 13, 2005

By: /s/ Li Ying Yan

Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2005

By: /s/ Brian Hall

Brian Hall, Director

Date: April 13, 2005