Form 10QSB
period 2005-05-31
3W CYBER LOGISTICS INC
filed 2005-07-13
CIK 1137332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2005
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
(Issuer’s telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

8,000,000 common shares issued and outstanding as at April 1, 2004

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MAY 31, 2005

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEETS AS OF MAY 31, 2005 (UNAUDITED) AND AUGUST 31, 2004
PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2005 (UNAUDITED)
PAGE	3	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO MAY 31, 2005 (UNAUDITED)
PAGES	4 - 5	NOTES TO FINANCIAL STATEMENTS AS OF MAY 31, 2005 (UNAUDITED)

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	May 31, 2005 (Unaudited)	August 31, 2004
CURRENT ASSETS
Cash	$8,051	$18,194
Accounts receivable, net	19,665	2,060
Total Current Assets	27,716	20,254

PROPERTY AND EQUIPMENT, NET	697	887

TOTAL ASSETS	$28,413	$21,141

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,925	$56,222
Accrued officer compensation	50,000	50,000
Deferred revenue	15,000	15,000
Loan payable – stockholder	414,740	365,343
Total Liabilities	561,665	486,565

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	26,325	26,325
Accumulated deficit during development stage	(567,577)	(499,749)

Total Stockholders’ Deficiency	(533,252)	(465,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$28,413	$21,141

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended May 31, 2005	For The Three Months Ended May 31, 2004	For The Nine Months Ended May 31, 2005	For The Nine Months Ended May 31, 2004	For The Period From April 10, 1995 (Inception) To May 31, 2005
REVENUE	$6,060	$7,915	$19,665	$7,915	$31,260
OPERATING EXPENSES
Office compensation	$-	$-	$-	$-	50,000
Software development	15,336	13,500	37,836	40,500	$164,836
Depreciation expense	63	63	190	8,648	106,297
Professional fees	3,346	2,934	12,952	11,955	126,859
Other general and administrative	1,626	6,218	13,727	17,872	83,858
Total Operating Expenses	20,369	22,715	64,702	78,975	531,877
LOSS FROM OPERATIONS	(14,311)	(14,800)	(45,040)	(71,060)	(500,617)
OTHER INCOME
Interest expense	(7,645)	(6,921)	(22,908)	(19,355)	(68,412)
Interest income	44	-	120	-	1,452
Total Other Income	(7,601)	(6,921)	(22,788)	(19,355)	(66,960)

NET LOSS	$(21,912)	$(21,721)	$(67,828)	$(90,415)	$(567,577)
NET LOSS PER SHARE - BASIC AND DILUTED	$-	$-	$-	$-	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000	6,820,891

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended May 31, 2005	For The Nine Months Ended May 31, 2004	For The Period From April 10, 1995 (Inception) To May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(67,828)	$(90,415)	$(567,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	8,648	106,297
In-kind contribution of services	-	3,750	10,000
Changes in operating assets and liabilities: (Increase) in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued expense	25,703	18,469	81,925
Increase in accounts receivable	(17,605)	(7,915)	(19,665)
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(59,540)	(65,463)	(324,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)
Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	49,397	70,257	309,014
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	49,397	70,257	333,339

NET INCREASE (DECREASE) IN CASH	(10,143)	4,794	8,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,194	3,785	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,051	$8,579	$8,051

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT MAY 31, 2005

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

It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-KSB for the year ended August 31, 2004.

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2005 and May 31, 2004, there were no common share equivalents outstanding.

NOTE 2	LOAN PAYABLE - STOCKHOLDER

During the three months ended May 31, 2005 a stockholder of the Company paid $16,940 of operating expenses on behalf of the Company. The total loan of $414,740 bears interest at 8%, is payable on demand and unsecured (See Note 3).

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS AT MAY 31, 2005

(UNAUDITED)

NOTE 3	RELATED PARTIES

During the three months ended May 31, 2005, a stockholder paid $16,940 of operating expenses on behalf of the Company (See Note 2).

NOTE 4	STOCKHOLDERS’ EQUITY

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

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $567,577, has an accumulated negative cash flow from operations from inception of $324,020, a working capital deficiency of $533,949, and a stockholders’ deficiency of $533,252 that raise substantial doubt about its ability to continue as a going concern. In the forth quarter of 2004, Hua Feng Logistics Group (HK) has started to use 3W in both air and ocean logistics systems as their complete operating solution.

The ability of the company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “3W Cyber” mean 3W Cyber Logistics Inc., unless otherwise indicated.

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

Our Current Business

On July 11, 2000, we began operations as a software development company specializing in the development of an internet-based cargo logistics system. Our target market is primarily the freight forwarding industry. In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we continue to develop our internet-based cargo logistics system. Our cargo logistics system enables each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system utilizes a centralized database that is accessible through the internet on our website at “www.3wcyberlogistics.com”. This centralized database architecture enables remote users to access real time information from any location in the world. Users access the database through cargo logistics “modules” using a personal computer or mobile device with an internet browser and internet connection. Security is provided through a combination of secure connections and password protected user accounts.

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

The Cargo Logistics System

In an attempt to resolve the logistics problems presently encountered by freight forwarding companies and logistics companies, we are continuing the development of our internet-based cargo logistics system. Our cargo logistics system enables each of the entities involved in the shipping process to access a common, centralized database and to utilize a standardized user interface when entering, tracking or receiving shipments. Our cargo logistics system utilizes a centralized database that is accessible through the internet on our website at “www.3wcyberlogistics.com”. This centralized database architecture enables remote users to access real time information from any location in the world. Users access the database through cargo logistics “modules” using a personal computer or mobile device with an internet browser and internet connection. Security is provided through a combination of secure connections and password protected user accounts.

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

In May 2005, AOE Freight (HK) Ltd. began implementing both our AirLogistics and OceanLogistics systems on a test basis. We expect that both systems will be used on a test basis starting in June 2005.

Ocean “Loose Container Load Planning/Checklist” and “Loose Container Load Plan List” modules are the latest developed modules in OceanLogistics system in the first quarter of 2005. The usage of both modules has enhanced the operation procedure and provides a more flexible real time online booking checklist and planning arrangement.

Our logistics systems integrate with two common accounting software packages, FlexSystem and Accpac. With our communications module, our systems will automatically transfer accounting data with related shipment and debtor information to these accounting software packages on a daily basis. The integration system was released in January, 2005 and operates both our AirLogistics and OceanLogistics systems currently. This system would also provide both daily and monthly accounting information checklists for verifying the data transmission.

In order to provide more capacity and better performance for more logistics transactions, in March 2005, we completed the migration of our AirLogistics and OceanLogistics systems into the new IBM WebSphere server environment. We also released a major upgrade as a result of this migration to take advantage of the features offered by IBM WebSphere. This new version was released in March 2005. The new version of our AirLogistics system provides more administrative control to freight company management, which includes customizable control in HAWB and invoicing generation, customer profile with alerting control and some read-only modules privilege. We are also continuing to improve the automation, document generation and integration features of our logistics software.

A new version of the AirLogistics system was released in the first quarter of 2005, with the newly implemented modules including master airway bill inventory control, and “super-job” level for accounting modules to allocate common cost within master airway bills. We also introduced the “true cost” comparison against “P/L” accounting analysis which could provide us with more background data to develop more advanced analysis like revenue analysis in the future. We anticipate that both Wice Air Freight (Hong Kong) and Hua Feng Logistics Group (Hong Kong) will upgrade to the new AirLogistics system in April 2005.

UBI Logistics is a logistics network in China with 23 offices in major ports of China. Hua Feng Logistics Group also has 10 offices in China’s major ports. We would expect to focus on the implementation of our logistics systems into operations in China. However, China has different customs regulations and clearance requirements, therefore we expect to have to develop need for our logistics systems before they can be used for the China market.

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

-        Elimination of “networking” and “data center” costs: the customer’s personal computer will not need to be internally networked in order to run our cargo logistics system, nor will the customer have to maintain a costly and complex data center, as our cargo logistics system will serve as the corporate data center;

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

-        creating incentives for existing members (including usage fee discounts, commission or bonus point accumulation) based on the number of referrals they make, with the hope of inducing new memberships; and

-        promoting our software through strategic relationships within the freight forwarding industry, including airlines, ocean carriers and distribution warehouses, pursuant to which relationships we may agree to posting a link to one another’s websites or interfacing cargo information and tracking.

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

We intend to utilize the following pricing strategy at least through Phase One of the implementation of our cargo logistics software:

-        one time membership set up fee of $500.00 including 5 hours basic training and 3 hours report customization;

-        system transaction fee from $5.00 per export/import transaction with minimum $200 per month including 180 days of data storage and 10% current transaction charge for each additional year active online storage;

-        monthly customization service fees of $500 including administration, email/phone help desk, and 7 hours onsite support with additional support available at $70 per hour; and

-        program modification, customization on system module/reporting/integration fee of $100 per hour.

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

Other Initiatives - AirLogistics System and OceanLogistics System

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

There are thousands of non-vessel operating common carriers located throughout Hong Kong, China and Taiwan who need to comply with the United States Customs Service’s 24-hour manifest rule.

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. Since inception and for the period ended May 31, 2005, we have expended over $149,000 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending May 31, 2006.

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

Companies such as Federal Express (a courier service) and CH Robinson Worldwide, Inc. (a multimodal transportation and logistics provider) utilize software programs which offer their customers services similar to those offered by our cargo logistics system, although much narrower in scope, and only within each company’s respective network. In contrast, our cargo logistics system is available to anyone with a personal computer or mobile device with an internet connection and browser, a secure connection and a password protected user account, regardless of which shipping company or carrier that user chooses to utilize.

Companies such as Fountainhead International LLC and ALK have developed software which, although not as broad in scope as our system, is similar to our cargo logistics system. Fountainhead currently has four main software packages on the market, each of which are marketed to specific users. Fountainhead offers its “CargoWise” systems, including a “forwarder system”, a “shipper system”, a “tracking system” and a “warehouse system”, as opposed to the fully integrated system offered by our cargo logistics system, and usable by forwarders, shippers, carriers, receiver and any other party with an interest in the shipment. Also in contrast to our cargo logistics system, the software offered by Fountainhead may be uploaded to the user’s website, as opposed to our cargo logistics system, which operates as a centralized database from our website. Similarly, ALK’s “e Tracker” (shipment management), “Fleet Commander” (fleet tracking) and “PC Miler” (routing, mileage and mapping) software are marketed to specific users, and although each program is web enabled and can be integrated with other ALK systems, they lack the fully integrated, centralized database offered by the cargo logistics system.

Three Months Ended May 31, 2005 and May 31, 2004

During the three months ended May 31, 2005, operating expenses totalled $20,371, and we experienced a net loss of $21,912, with revenues of $6,060, as compared to operating expenses of $22,715 and a net loss of $21,721 against no revenues for the three months ended May 31, 2004. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Nine Months Ended May 31, 2005 and May 31, 2004

During the nine months ended May 31, 2005, operating expenses totalled $64,705, and we experienced a net loss of $67,828, with revenues of $19,665, as compared to operating expenses of $78,975 and a net loss of $90,415 against no revenues for the nine months ended May 31, 2004. The increase in operating expenses was a result of an increase in software development and an increase in general and administration expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2005 was $8,051 and as of May 31, 2004 was $8,579.

For the nine months ended May 31, 2005, net cash used in operating activities was ($59,540) compared to cash used in operating activities of ($65,463) for the nine months ended May 31, 2004. Net cash used in operating activities for the nine months ended May 31, 2005 consisted mostly of loss from operations.

Net cash provided by financing activity was $49,397 for the nine months ended May 31, 2005 and $70,257 for the nine months ended May 31, 2004. These amounts resulted from advances from shareholders and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through May 31, 2006 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation - Cash Requirements

Since we were unable to raise any financing during the period ended May 31, 2005, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the twelve months ending May 31, 2006, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending May 31, 2006.

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

Purchase of Significant Equipment

We intend to purchase approximately $70,000 worth of new computer equipment and software through the twelve months ended May 31, 2006. In the past 12 months, our expense for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending May 31, 2006, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

WE HAVE A HISTORY OF NET LOSSES AND A LACK OF ESTABLISHED REVENUES, AND AS A RESULT, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $67,828 for the nine months ended May 31, 2005. As of May 31, 2005, we have an accumulated deficit of $567,577. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor’s opinion with respect to the financial statements for the year ended August 31, 2004, which form part of our annual report on Form 10-KSB (filed on November 29, 2004). To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We incurred a loss of $67,828 for the nine months ended May 31, 2005. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending May 31, 2006 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

INFRINGEMENT BY OUR PRODUCTS ON OTHER INTELLECTUAL PROPERTY

Our products may inadvertently infringe upon the intellectual property rights of others, and resulting claims against us could be costly and require that we enter into disadvantageous license or royalty arrangements. The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management’s attention or require that we enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products.

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

-        the performance and price of our cargo logistics system and any future enhancements as compared to our competitors’ products; and

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

LOSS OF SERVICES OF KEY EMPLOYEES

As at June 30, 2005, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain “key man” life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

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

3.1            Articles of Incorporation dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

3.2            By-laws, effective as of September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

3.3            Corporate Charter, dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

3.4            Certificate of Amendment of Articles of Incorporation, dated June 15, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

3.5            Certificate of Correction, dated January 23, 2001 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

(10)	Material Contracts

10.1          Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

10.2          Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

10.3          Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

10.4          Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002).

10.5          Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 (incorporated by reference from our Form 10-QSB filed on April 14, 2003).

(31)	Section 302 Certifications
31.1*	Certification of Paul Dunn.
31.2*	Certification of Li Ying Yan.
(32)	Section 906 Certifications
32.1*	Certification of Paul Dunn.
32.2*	Certification of Li Ying Yan.

* Filed herewith.

28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By:/s/ Paul Dunn

Paul Dunn, President and Director (Principal Executive Officer)

Date: July 13, 2005

By:/s/ Li Ying Yan

Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Paul Dunn

Paul Dunn, President and Director

Date: July 13, 2005

By:/s/ Li Ying Yan

Li Ying Yan, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2005