Form 10KSB
period 2005-08-31
3W CYBER LOGISTICS INC
filed 2005-11-29
CIK 1137332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number  000-32525

3W Cyber Logistics, Inc.
(Name of small business issuer in its charter)

Nevada	88-0409155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1208-808 Nelson Street Vancouver, British Columbia, Canada	V6Z 2S1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 683-8018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [	]

State issuer’s revenues for its most recent fiscal year.  $24,950

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

1,340,000 common shares at $0.025(1) per common share = $33,500

(1) Represents the price at which we last sold shares. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of November 1, 2005.

Transitional Small Business Disclosure Format (Check one):                                Yes [ ];   No ☒

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

Our logistics systems integrate with two common accounting software packages, FlexSystem and Accpac. With our communications module, our systems will automatically transfer accounting data with related shipment and debtor information to these accounting software packages on a daily basis. The integration system was released in January, 2005 and operates both our AirLogistics and OceanLogistics systems currently. This system would also provide both daily and monthly accounting information checklists for verifying the data transmission. In the last quarter of fiscal 2005, we implemented a status feedback module such that our logistics systems transfers data to FlexSystem but also receives status feedback from FlexSystem. We have also deployed an account payable request module as a new accounting feature in both of our logistics systems.

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

In the last quarter of fiscal 2005, we restructured the data export modules for both of our AirLogistics and OceanLogistics systems so that shipment dates could be exported into our system from other systems in order to reduce the amount of data entry.

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

The Hong Kong Government has agreed to a pilot program to test our electronic platform DTTN.

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

In order to respond to the Container Security Initiative, we have been implementing and integrating the automatic manifest system and the automated commercial system with our logistics system during the last year. We will continue to focus on implementing this system for our logistics systems.

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

With more companies starting to test and/or use our logistics systems, we are planning on developing an inter-company communication module. We anticipate releasing a prototype of this module in early 2006.

We are also planning on developing an information gateway which would allow the sending and receiving of shipment documents and information and status information to and from airlines, ocean liners, an air/ocean terminals, insurance companies, banks and exporters/importers.

Employees

We currently employ nine part-time employees, including our President, Paul Dunn, our Manager, Research and Development, Wai Yip Chu, and our Chief Engineer, Gim Choon Teoh. We also have two full-time employees, including our Treasurer, Li Ying Yan and our Project Manager, Walter Wing.

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

We Have A History Of Net Losses And A Lack Of Established Revenues, And As A Result, We Expect To Incur Net Losses In The Future

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $75,300 for the year ended August 31, 2005. As of August 31, 2005, we have an accumulated deficit of $575,049. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2005, which form part of this annual report. To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

We Are Uncertain That We Will Be Able To Obtain Additional Capital That May Be Necessary To Establish Our Business.

We incurred a loss of $75,300 for the year ended August 31, 2005. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $100,000 over the twelve months ending August 31, 2006 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Loss Of Services Of Key Employees

As at November 28, 2005, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain “key man” life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

On November 1, 2005 the shareholders' list of our common shares showed 40 registered shareholders and 8,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 40 registered shareholders as of November 1, 2005.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the three months ended August 31, 2005.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended August 31, 2005.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Cash Requirements

Since we were unable to raise any financing during the year ended August 31, 2005, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the year ending August 31, 2006, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. For the year ended August 31, 2005, we have expended over $37,836 on the research and development of the cargo logistics software technology. We anticipate that we will expend approximately $100,000 on further research and development through the year ending August 31, 2006.

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

Purchase of Significant Equipment

We intend to purchase approximately $100,000 worth of new workstation and handheld computer equipment and software through the twelve months ended August 31, 2006. In the past 12 months, our expenses for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending August 31, 2006, we anticipate an increase in the number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

Going Concern

Due to our being a development stage company and not having generated third party revenues, in their report on our financial statements for the year ended August 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through August 31, 2005 have incurred losses of $575,049 since inception of our company. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment".  SFAS No. 123(R) would require our company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2005 and 2004, there were no common share equivalents outstanding.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).

The Report of Independent Registered Public Accounting Firm of Webb & Company, P.A. for the audited financial statements for the years ended August 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

3W Cyber Logistics, Inc. (audited):

Report of Independent Registered Public Accounting Firm.

Balance Sheets at August 31, 2005.

Statements of Operations for the years ended August 31, 2005 and 2004, and for the period from April 10, 1995 (inception) to August 31, 2005.

Statement of changes of stockholders deficiency from April 10, 1995 (inception) to August 31, 2005.

Statements of Cash Flows for the years ended August 31, 2005 and 2004, and for the period from April 10, 1995 (inception) to August 31, 2005.

Notes to the Financial Statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF AUGUST 31, 2005

PAGE	F-3	STATEMENTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2005

PAGE	F-4 – 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2005

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2005

PAGES	F-7 – 10	NOTES TO FINANCIAL STATEMENTS AS OF AUGUST 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

3W Cyber Logistics, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of 3W Cyber Logistics, Inc. as of August 31, 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended August 31, 2005 and 2004 and for the period from April 10, 1995 (inception) to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of 3W Cyber Logistics, Inc. as of August 31, 2005 and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 and for the period from April 10, 1995 (inception) to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a negative cash flow from operations of $60,838, a working capital deficiency of $541,359 and stockholders’ deficiency of $540,724. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

November 28, 2005

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF AUGUST 31, 2005

ASSETS

CURRENT ASSETS
Cash	$6,982
Accounts receivable – related party	24,950
Total Current Assets	31,932

PROPERTY AND EQUIPMENT, NET	635

TOTAL ASSETS	$32,567

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$108,322
Accrued officer compensation	50,000
Loan payable – stockholder	414,969
Total Current Liabilities	573,291

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000
Additional paid in capital	26,325
Accumulated deficit during development stage	(575,049)
Total Stockholders' Deficiency	(540,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$32,567

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2005	For the Year Ended August 31, 2004	For the Period from April 10, 1995 (Inception) to August 31, 2005

REVENUE	$24,950	$13,655	$38,605

OPERATING EXPENSES
Officer compensation	-	-	50,000
Software development	37,836	54,000	164,836
Professional fees	16,095	14,440	127,930
Depreciation expense	253	8,712	106,360
Other general and administrative	13,974	21,206	88,267
Total Operating Expenses	68,158	98,358	537,393

LOSS FROM OPERATIONS	(43,208)	(84,703)	(498,788)

OTHER INCOME (EXPENSE)
Interest expense	(32,257)	(26,662)	(77,759)
Interest income	165	4	1,498
Total Other Income (Expense)	(32,092)	(26,658)	(76,261)

NET LOSS BEFORE INCOME TAXES	(75,300)	(111,361)	(575,049)

Provision for Income Taxes	-	-	-

NET LOSS	$(75,300)	$(111,361)	$(575,049)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,000,000	8,000,000	6,905,978

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIENCY

FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2005

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Stock issued to founders	6,000,000	$6,000	$(5,900)	$-	$100

Net loss from April 10, 1995 (inception) to December 31, 1995	-	-	-	(100)	(100)

Balance, December 31, 1995	6,000,000	6,000	(5,900)	(100)	$-

Net loss, 1996	-	-	-	-	-

Balance, December 31, 1996	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1997	-	-	-	-	-

Balance, December 31, 1997	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1998	-	-	-	-	-

Balance, December 31, 1998	6,000,000	6,000	(5,900)	(100)	-

Net loss, 1999	-	-	-	-	-

Balance, December 31, 1999	6,000,000	6,000	(5,900)	(100)	-

Net loss for the eight months ended August 31, 2000	-	-	-	(75,038)	(75,038)

Balance, August 31, 2000	6,000,000	6,000	(5,900)	(75,138)	(75,038)

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S DEFICIENCY

FOR THE PERIOD FROM APRIL 10, 1995 (INCEPTION) TO AUGUST 31, 2005

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Stock issued in recapitalization	2,000,000	2,000	22,225	-	24,225

Net loss, 2001	-	-	-	(68,551)	(68,551)

Balance, August 31, 2001	8,000,000	8,000	16,325	(143,689)	(119,364)

In-kind contribution	-	-	5,000	-	5,000

Net loss, 2002	-	-	-	(61,882)	(61,882)

Balance, August 31, 2002	8,000,000	8,000	21,325	(205,571)	(176,246)

In-kind contribution	-	-	5,000	-	5,000

Net loss, 2003	-	-	-	(182,817)	(182,817)

Balance, August 31, 2003	8,000,000	8,000	26,325	(388,388)	(354,063)

Net loss, 2004	-	-	-	(111,361)	(111,361)

Balance, August 31, 2004	8,000,000	8,000	26,325	(499,749)	(465,424)

Net loss, 2005	-	-	-	(75,300)	(75,300)

BALANCE, AUGUST 31, 2005	8,000,000	$8,000	$26,325	$(575,049)	$(540,724)

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended August 31, 2005	For The Year Ended August 31, 2004	For The Period From April 10, 1995 (Inception) To August 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,300)	$(111,361)	$(575,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253	8,712	106,360
In-kind contribution of services	-	-	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued expense	37,099	27,548	93,321
Increase in accounts receivable	(22,890)	(2,060)	(24,950)
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	-	-	15,000
Net Cash Used In Operating Activities	(60,838)	(75,161)	(325,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)
Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	49,626	89,570	309,243
Proceeds from issuance of common stock	-	-	24,325
Net Cash Provided By Financing Activities	49,626	89,570	333,568

NET INCREASE (DECREASE) IN CASH	(11,212)	14,409	6,982

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,194	3,785	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,982	$18,194	$6,982

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

3W Cyber Logistics, Inc., formerly named M&T Nursing Services, Inc., (the “Company”), was incorporated in the state of Nevada on September 24, 1996. The Company specializes in both domestic and international licensing of a web-based cargo logistics program for air and sea freight forwarders.

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

(E) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and stockholder loan payable approximate fair value due to the relatively short period to maturity for this instrument.

(F) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The Company recognizes revenue from usage, storage and system modifications at the time the services are performed.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2005 and 2004, there were no common share equivalents outstanding.

(I) Concentrations

During 2005, 100% of the Company’s revenue and receivables were from one company related to the principal stockholder.

(J) Computer Software Costs

The Company accounts for computer software developed for internal use under Statement of Position 98-1. Costs incurred during the application development stage are capitalized and amortized over the useful life of the software. Repair and maintenance costs are expensed as incurred.

NOTE 2	PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2005 consisted of the following:

Computer equipment	$106,995
Less accumulated depreciation	106,360

$635

Depreciation expense for the years ended August 31, 2005 and 2004 was $253 and $8,712, respectively.

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

NOTE 3	LOAN PAYABLE - STOCKHOLDER

During the years ended August 31, 2005 and 2004, a stockholder of the Company paid $49,626 and $89,570, respectively of operating expenses on behalf of the Company. The total loan of $414,969 bears interest at 8%, is payable on demand and unsecured (See Note 4).

NOTE 4	RELATED PARTIES

During the years ended August 31, 2005 and 2004, a stockholder paid $49,626 and $89,570, respectively of operating expenses on behalf of the Company (See Note 3).

During 2005, 100% of the Company’s revenue was from one company related to the principal stockholder.

NOTE 5	STOCKHOLDERS’ EQUITY

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

NOTE 6	INCOME TAXES

Income tax expense (benefit) for the years ended August 31, 2005 and 2004 is summarized as follows:

	2005	2004
Current:
Federal	$-	$-
Deferred – Federal	-	-

Income tax expense (benefit)	$-	$-

3W CYBER LOGISTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

The Company's tax expense differs from the "expected" tax expense for the years ended August 31, 2005 and 2004 as follows:

	2005	2004

U.S. Federal income tax expense (benefit)	$(24,753)	$(37,863)
Effect on net operating loss carryforward	24,753	37,863

	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at August 31, 2004 and 2003 are as follows:

		2005	2004
Deferred tax assets:
Net operating loss carryforward		$194,670	$169,915
Total gross deferred tax assets		194,670	169,915
Less valuation allowance		(194,670)	(169,915)

Net deferred tax assets	$		$-

At August 31, 2005, the Company had a net operating loss carryforward of approximately $572,558 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended August 31, 2005 was an increase of $24,753.

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative cash flow from operations of $60,838, a working capital deficiency of $541,359, and a stockholders' deficiency of $540,724 that raise substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues until the fourth quarter of 2004. The Company has initiated its sales approach to different geographic logistics networks, and is in the process of finalizing a new licensing agreement with the major “Class A” logistics network in China, which consists of 11 offices covering all major transportation gateways in mainland China. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

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

On September 30, 2005 Li Ying Yan resigned as our secretary and Joanne Yan was appointed secretary. Li Ying Yan remains as our treasurer and a director.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Dunn	President and Director	46	September 28, 1999
Li Ying Yan	Treasurer and Director	39	September 28, 1999
Wai Yip Chu	Manager, Research and Development	29	October 1, 1999
Gim Choon Teoh	Chief Engineer	30	October 1, 1999
Walter Wong	Project Manager	29	January 1, 2000
Brian Hall	Director	60	December 14, 2000

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

Li Ying Yan, Treasurer and Director

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-QSB on November, 28, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: 3W Cyber Logistics. Inc., 1208 – 808 Nelson Street, Vancouver, British Columbia, Canada, V6Z 2S1.

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

Our president did not receive any cash or other compensation during the fiscal years ended August 31, 2005, 2004 and 2003 for the services he has provided to our company during the year ended August 31, 2005. We intend to pay the bonus when we start generating revenues.

There were no grants of stock options or stock appreciation rights made during the fiscal year ended August 31, 2005 to our executive officers and directors. There were no stock options outstanding as at August 31, 2005. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of November 1, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

(1)            Based on 8,000,000 shares outstanding as of November 1, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

During the years ended August 31, 2005 and 2004, Paul Dunn, our president and one of our directors, loaned us $49,626 and $89,750 respectively for the payment of operating expenses on behalf of our company. The loan is payable on demand, bears interest at 8% and is unsecured. To date, Paul Dunn has loaned us an aggregate of $414,969 which was used for the purchase of equipment and for the payment of ongoing operating costs.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

(3)	Charter and By-laws
3.1	Articles of Incorporation dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
3.2	By-laws, effective as of September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
3.3	Corporate Charter, dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
3.4	Certificate of Amendment of Articles of Incorporation, dated June 15, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
3.5	Certificate of Correction, dated January 23, 2001 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
(10)	Material Contracts
10.1	Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated July 11, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.2	Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.3	Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September 22, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.4	Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.5	Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January 15, 2003 (incorporated by reference from our Form 10-QSB filed on April 14, 2003)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Form 10-KSB filed on November 28, 2003)
(31)	Section 302 Certifications
31.1*	Certification of Paul Dunn
31.2*	Certification of Li Ying Yan

(32)	Section 906 Certifications
32.1*	Certification of Paul Dunn
32.2*	Certification of Li Ying Yan

* Filed herewith

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Webb & Company PA for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $4,969 and $4,600 for the fiscal years ended August 31, 2005 and 2004, respectively. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended August 31, 2005 and 2004, Webb & Company PA did not bill any fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended August 31, 2005 and 2004, Webb & Company PA did not bill any fees for tax compliance, tax advice and tax planning services.

All Other Fees

For the fiscal years ended August 31, 2005 and 2004, Webb & Company PA did not bill any fees for other products and services not described above.

Our audit committee has adopted a policy governing the pre-approval by the audit committee of all services, audit and non-audit, to be provided to the corporation by its independent auditors. Under the policy, the audit committee has pre-approved the provision by the corporation’s independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the audit committee must be submitted to the audit committee by the independent auditors, and the independent auditors must advise the audit committee as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee may delegate either type of pre-approval authority to one or more of its members.

The audit committee has considered the nature and amount of fees billed by Webb & Company PA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Webb & Company PA’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3W CYBER LOGISTICS, INC.

By:	/s/ Paul Dunn

Paul Dunn, President and Director

Date: November 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Dunn

Paul Dunn, President and Director (Principal Executive Officer)

Date: November 29, 2005

By:	/s/ Li Ying Yan

Li Ying Yan, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: November 29, 2005

By:	/s/ Brian Hall

Brian Hall, Director

Date: November 29, 2005