Form 10QSB
period 2005-11-30
3W CYBER LOGISTICS INC
filed 2006-01-17
CIK 1137332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

8,000,000 common shares issued and outstanding as at January 3, 2006

Transitional Small Business Disclosure Format (Check one): Yes[   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended November 30, 2005 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2005

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY)

CONTENTS
PAGE	1	BALANCE SHEETS AS OF NOVEMBER 30, 2005 (UNAUDITED)
		AND AUGUST 31, 2005
PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
		ENDED NOVEMBER 30, 2005 AND 2004 AND FOR THE PERIOD
		FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2005
		(UNAUDITED)
PAGE	3	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
		ENDED NOVEMBER 30, 2005 AND 2004 AND FOR THE PERIOD
		FROM APRIL 10, 1995 (INCEPTION) TO NOVEMBER 30, 2005
		(UNAUDITED)
PAGES	4 - 5	NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30,
		2005 (UNAUDITED)

3W CYBER LOGISTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	November 30, 2005 (Unaudited)	August 31, 2005

CURRENT ASSETS
Cash	$39,343	$6,982
Accounts receivable – related party	-	24,950

Total Current Assets	39,343	31,932

PROPERTY AND EQUIPMENT, NET	572	635

TOTAL ASSETS	$39,915	$32,567

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,026	$93,322
Accrued officer compensation	50,000	50,000
Deferred revenue	18,248	15,000
Loan payable – stockholder	414,969	414,969

Total Liabilities	587,243	573,291

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 100,000,000 shares authorized,
8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	29,325	26,325
Accumulated deficit during development stage	(584,653)	(575,049)

Total Stockholders' Deficiency	(547,328)	(540,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$39,915	$32,567

See accompanying notes to financial statements. 1

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004	For the Period from April 10, 1995 (Inception) to November 30, 2005

REVENUE	$4,890	$6,180	$43,495
OPERATING EXPENSES
Office compensation	3,000	$-	$53,000
Software development	-	13,500	164,836
Depreciation expense	63	63	106,423
Professional fees	3,205	5,911	131,135
Other general and administrative	37	6,545	88,304

Total Operating Expenses	6,305	26,019	543,698

LOSS FROM OPERATIONS	(1,415)	(19,839)	(500,203)
OTHER EXPENSE
Interest expense	(8,299)	(7,707)	(86,058)
Interest income	110	32	1,608

Total Other Expense	(8,189)	(7,675)	(84,450)

NET LOSS	$(9,604)	$(27,514)	$(584,653)

NET LOSS PER SHARE – BASIC AND
DILUTED	$-	$-	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	8,000,000	8,000,000	6,905,978

See accompanying notes to financial statements. 2

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004	For the Period from April 10, 1995 (Inception) to November 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,604)	$(27,514)	$(584,653)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	63	63	106,422
In-kind contribution of services	3,000	-	13,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expense	10,704	12,246	104,026
(Increase) decrease in accounts receivable	24,950	(6,180)	-
Increase in officer compensation	-	-	50,000
Increase in deferred revenue	3,248	-	18,248

Net Cash Provided By (Used In) Operating Activities	32,361	(21,385)	(292,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(1,268)

Net Cash Used In Investing Activities	-	-	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder	-	19,983	309,243
Proceeds from issuance of common stock	-	-	24,325

Net Cash Provided By Financing Activities	-	19,983	333,568

NET INCREASE (DECREASE) IN CASH	32,361	(1,402)	39,343
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	6,982	18,194	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$39,343	$16,792	$39,343

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

During 2000, the Company acquired equipment totalling $105,726 which was paid for directly by a shareholder.

See accompanying notes to financial statements. 3

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2005 (UNAUDITED)

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended August 31, 2005.

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

(C) Loss Per Share

          Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30,
2005 and 2004, there were no common share equivalents outstanding.

NOTE 2	LOAN PAYABLE - STOCKHOLDER

          During the three months ended November 30, 2005, no stockholders of the Company paid any operating expenses on behalf of the Company. The total loan of $414,969 bears interest at 8%, is payable on demand and unsecured (See Note 3).

3W CYBER LOGISTICS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2005 (UNAUDITED)

NOTE 3	RELATED PARTIES

During the three months ended November 30, 2005, no stockholders paid any operating expenses on behalf of the Company (See Note 2).

NOTE 4	STOCKHOLDERS’ EQUITY

During 2001 the Company issued 2,000,000 common shares for cash of $24,225.

During 2001 the Company amended its Articles of Incorporation to increase the authorized capital stock to 100,000,000 shares with a par value of $.001.

During 1995 the Company issued 100 (6,000,000 post recapitalization) common shares to founders for $100 of expenses paid on behalf of the Company by stockholders.

During 2002 and 2003 the Company recorded additional paid-in capital of $5,000 and $5,000, respectively for the fair value of services contributed to the Company by a consultant.

During the three months ended November 30, 2005, the Company recorded additional paid-in capital of $3,000 for the fair value of services contributed to the Company by its officers.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred accumulated losses from operations from inception of $584,653, has an accumulated negative cash flow from operations from inception of $292,957, a working capital deficiency of $547,900, and a stockholders' deficiency of $547,328 that raise substantial doubt about its ability to continue as a going concern.

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

PLAN OF OPERATION AND CASH REQUIREMENTS

Since we were unable to raise any financing during the period ended November 30, 2005, our plan of operation has not changed. Our current plan of operation is entirely dependent on us raising financing of $500,000. Over the twelve months ending November 30, 2006, we will require approximately $500,000 to accomplish our plans, and we intend to use those funds as follows:

  to continue the research and development of our cargo logistics system ($100,000);
  to begin a marking/advertising campaign for our cargo logistics system ($100,000);
  to cover further hardware and software acquisition costs ($130,000);
  to hire software engineers to assist in developing our cargo logistics system ($100,000);
  to cover legal and patent application costs in connection with our cargo logistics system ($30,000);
  to cover general and administrative expenses ($30,000) and to cover our miscellaneous general corporate costs ($10,000).

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

Product Research and Development

We acquired the rights to our existing cargo logistics system technology from Farrington. We anticipate that we will expend approximately $100,000 on further research and development through the twelve months ending November 30, 2006.

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

Purchase of Significant Equipment

We intend to purchase approximately $70,000 worth of new workstation and handheld computer equipment and software through the twelve months ended November 30, 2006. In the past 12 months, our expenses for equipment and software improvements were significantly under budget because we built our data centre on a development scale basis rather than on a production scale basis. For the next 12 months, we are planning to purchase the following equipment and software: delicate fire wall, two to four application and database servers, two to four workstations for development and testing, one EDI server with communication setup, some development tools for ms.net technology and XML/XSLT development tools, etc.

Employees

Over the twelve months ending November 30, 2006, we anticipate an increase in number of employees we retain, as we intend to hire one person to perform clerical and administrative tasks, two software engineers and one full-time and one part-time sales and marketing personnel.

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

We have historically incurred losses, and through November 30, 2005 have incurred losses of $584,653 since inception of our company. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2005 and 2004, there were no common share equivalents outstanding.

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

  successfully develop and market our cargo logistics system;
  successfully enhance our cargo logistics system to keep pace with changes in technology and changes demanded by users of our products;
  attract, retain and motivate qualified personnel; and
  obtain the necessary financing to implement our business plan.

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

We have a history of net losses and a lack of established revenues, and as a result we expect to incur net losses in the future.

We have had a history of losses and expect to continue to incur losses, and may never achieve or maintain profitability. We have incurred losses since we began operations as an internet-based cargo logistics software development company, including a loss of $9,604 for the three months ended November 30, 2005. As of November 30, 2005, we have an accumulated deficit of $584,653. We expect to have net losses and negative cash flow and expect to spend significant amounts of capital to enhance our products and technologies, develop international sales and operations, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Although we anticipate that we will be able to generate revenues, we also expect that development costs and operating costs will increase as well. Consequently, we expect to incur operating losses and negative cash flow until our existing software product gains sufficient market acceptance to generate a commercially viable and sustainable level of sales, and/or additional software products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor's opinion with respect to the financial statements for the year ended August 31, 2005, which form part of our annual report filed with the Securities and Exchange Commission on November 29, 2005. To the extent we are unable to generate sufficient revenues to cover ongoing expenses, our business, results of operations, financial condition and prospects would be materially adversely affected.

We are uncertain that we will be able to obtain additional capital that may be necessary to establish our business.

We incurred a loss of $9,604 for the three month period ended November 30, 2005. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we can generate revenues to achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We predict that we will require approximately $500,000 over the twelve months ending November 30, 2006 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of our cargo logistics system or encounter any unexpected technical or other difficulties;
  we incur delays and additional expenses as a result of technology failure;
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

Unless we can establish significant sales of our cargo logistics system, our potential revenues may be significantly reduced.

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

If we are unable to achieve market acceptance for our products, we will be unable to build our business.

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
  delays in hiring or retaining experienced software developers and engineers;
  delays in locating and hiring experienced sales and marketing professionals; and
  delays caused by other events beyond our control.

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
  delays in hiring or retaining experienced software developers and engineers;
  delays in locating and hiring experienced sales and marketing professionals; and
  delays caused by other events beyond our control.

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

Copyrights, patents, trade secrets and protection of proprietary technology.

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

Infringement by our products on other intellectual property.

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

Due to certain factors and because the market for internet-based cargo logistics systems is new and evolving, our ability to forecast our quarterly results is limited, and as a result, our quarterly operating results could fluctuate which could adversely affect the market price of our common stock in the future.

Our ability to accurately forecast our quarterly sales is limited, as a result of which, our quarterly operating results may fluctuate significantly. We expect that our results will vary significantly from quarter to quarter in the future. These quarterly variations may be caused by a number of factors, including:

  delays in customer orders of our cargo logistics system;
  timing of completion of project phases;
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

In converting potential clients to our cargo logistics system, we may experience lengthy sales and implementation cycles, and as a result, license and services revenue and operating results may fluctuate quarter to quarter, which may cause our stock price to be volatile or decline.

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

Response to changes in the internet-based cargo logistics system market.

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

  difficulties in establishing and maintaining effective international customer service;
  the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;
  political and economic instability outside the United States and Canada;
  import or export licensing and product certification requirements;
  tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;
  potential adverse tax consequences, including higher marginal rates;
  unfavorable fluctuations in currency exchange rates; and
  limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

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

Governmental regulation of cargo logistics software.

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

Loss of services of our president, Paul Dunn, our manager of research and development, Wai Yip Chu, our chief engineer, Gim Choon Teoh, our project manager, Walter Wong or future key employees may have a materially adverse effect on our prospects.

As at November 30, 2005, our key personnel included Paul Dunn (President), Wai Yip Chu (Manager of Research and Development), Gim Choon Teoh (Chief Engineer), and Walter Wong (Project Manager). The loss of the services of Mr. Dunn or the other key employees, or the services of any future key employees for any reason may have a materially adverse effect on our prospects. There can be no assurance that we would be able to find a suitable replacement in the event that the services of any of these key employees, or of a future key employee, is lost. Furthermore, we do not presently maintain “key man” life insurance on the lives of our key personnel. We rely upon the continued service and performance of a relatively small number of key senior management personnel, and our future success depends on our retention of these key employees whose knowledge of our business and technical expertise would be difficult to replace. At this time, none of our key personnel are bound by employment agreements, and as a result, any of these employees could leave with little or no prior notice. If we lose any of our key personnel, our business may be adversely affected.

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

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

Volatility of stock price.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Charter and By-laws

3.1	Articles of Incorporation dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)

3.2		By-laws, effective as of September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on
January 8, 2002)
3.3		Corporate Charter, dated September 24, 1996 (incorporated by reference from our Form 10-SB/A filed on
January 8, 2002)
3.4		Certificate of Amendment of Articles of Incorporation, dated June 15, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
3.5		Certificate of Correction, dated January 23, 2001 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
(10)		Material Contracts
10.1		Purchase and Sale Agreement between Farrington International Inc. and 3W Cyber Logistics, Inc. dated
July 11, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.2		Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Marine Services Ltd., dated August 30,
2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.3		Licensing Agreement between 3W Cyber Logistics, Inc. and AA Freight Forwarding Inc., dated September
22, 2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.4		Licensing Agreement between 3W Cyber Logistics, Inc. and Wice Freight Services Inc., dated August 2,
2000 (incorporated by reference from our Form 10-SB/A filed on January 8, 2002)
10.5		Reseller Agreement between 3W Cyber Logistics, Inc. and Integrated Export Services Inc., dated January
15, 2003 (incorporated by reference from our Form 10-QSB filed on April 14, 2003)
(14)		Code of Ethics
14.1		Code of Ethics (incorporated by reference from our Form 10-KSB filed on November 28, 2003)
(31)		Section 302 Certifications
31.1	*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
31.2	*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)		Section 906 Certifications
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Paul Dunn Paul Dunn, President and Director (Principal Executive Officer) Date: January 17, 2006

By: /s/ Li Ying Yan Li Ying Yan, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer) Date: January 17, 2006